Form 10QSB
MICEL CORP
filed 1996-05-20
CIK 874788

================================================================================

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                  Quarterly Report Under to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                       For Quarter Ended: March 31, 1996

                        Commission File Number: 1-11020

                                  Micel Corp
        (Exact name of Small Business Issuer as specified in its charter)

         NEW YORK                                                11-2882297
(State of other jurisdiction of                               (I.R.S. Employer
incorporation of organization)                               Identification No.)

                   170 53rd street, Brooklyn New York 11232 .
               (Address of Principal executive offices) (Zip Code)

                                  (718) 492-8400
              (Registrant's telephone number, including area code)

                -------------------------------------------------
                 (Former name, former address, and former fiscal
                       year, if changed since last report)

Indicate be check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for past 90 days.

                  YES  [X]                     NO   [  ]


Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                    Common Stock, Par Value $.001 51,211,300
              (Title of each Class) (Outstanding at March 31, 1996)
================================================================================

                           MICEL CORP. AND SUBSIDIARY

                               CONSOLIDATED REPORT

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                             PAGE

Item 1.    Consolidated Financial Statements (Unaudited):
           Condensed Consolidated Balance Sheets at
           March 31, 1996 and September 30, 1995.                             3

           Condensed Consolidated Statements of Income (loss)
           for the three and six months ended March 31, 1996 and 1995.        4

           Condensed Consolidated Statements of Cash Flows
           for the six months ended March 31, 1996 and 1995                   5

           Condensed Consolidated statements of changes in shareholders'
           equity.                                                            6

           Notes to Condensed Consolidated Financial Statements               7

Item 2.    Management's Discussion and Analysis of Financial
           Conditions and Results of Operations                            8-11

PART II - OTHER  INFORMATION                                                 12

          Signatures                                                         13

                           MICEL CORP. AND SUBSIDIARY

                         PART I - FINANCIAL INFORMATION

                           MICEL CORP. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                         March 31   September 30
                                                           1996          1995
                                                       (Unaudited)    (Audited)
                                                       -----------    ---------
         A S S E T S

CURRENT ASSETS

Cash and cash equivalents                                 158,634       202,327
Accounts receivable                                       689,418       729,994
Inventories                                               612,812       664,487
                                                       ----------    ----------
         Total current assets                           1,460,864     1,596,808

PLANT AND EQUIPMENT:
Cost                                                    2,513,583     2,510,115
Less - accumulated depreciation                         2,328,418     2,282,698
                                                       ----------    ----------
                                                          185,165       227,417

         Total assets                                   1,646,029     1,824,225
                                                       ==========    ==========

LIABILITIES AND SHAREHOLDERS EQUITY

CURRENT LIABILITIES:
Short-term bank credits - secured                         314,071       283,511
Current maturities of long term liabilities               121,084       223,659
Accounts payable and accrued liabilities                  976,856     1,085,294
Advances from customers                                   166,657       103,572
                                                       ----------    ----------
         Total current liabilities                      1,578,668     1,696,036

LONG TERM LIABILITIES
net of current maturities                                  66,612       123,967

ACCRUED SEVERANCE PAY                                      33,269        49,918

SHAREHOLDERS' EQUITY:
Preferred stock of $0.001 per value - redeemable or
convertible: 5,000,000 shares authorized;
10 shares issued and outstanding,
(liquidation preference - $11,200)
Common stock of $0.001 par value - 85,000,000 shares
authorized;  51,211,300 shares issued and outstanding      51,211        50,211
Additional paid-in capital                              5,604,422     5,558,422
                                                       ----------    ----------
Retained earnings (accumulated deficit)                (5,688,153)   (5,654,329)
                                                       ----------    ----------
    Total shareholders' equity                            (32,520)      (45,696)
                                                       ----------    ----------
Total Liabilities and shareholders' equity              1,646,029     1,824,225
                                                       ==========    ==========

                           MICEL CORP. AND SUBSIDIARY

               CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

                                  6 months ended March 31       3 months ended March 31
                                  -----------------------      -------------------------
                                    1996             1995         1996          1995
                                 (Unaudited)    (Unaudited)    (Unaudited)   (Unaudited)
                                 -----------    -----------    -----------   -----------

                                      $              $              $             $

Sales                             1,373,954      1,353,643        586,800        653,148
Cost Of Sales                       980,434      1,006,718        428,566        423,679
                                -----------    -----------    -----------    -----------

Gross Profit                        393,520        346,925        158,234        229,469

Research and Development
Expenses                            179,715        284,580         69,513        160,307
Selling Expenses                     86,570         70,395         39,443         50,984
General and Administrative
Expenses                            115,731        206,323         58,505        129,606
                                -----------    -----------    -----------    -----------

     Total operating expenses       382,016        561,298        167,461        340,897


Income (Loss) From Operation-
Before Financial Income and
Expenses                             11,504       (214,373)        (9,227)      (111,428)
Financial Expenses                  (48,880)       (57,794)       (17,096)       (29,379)

Financial Income                      3,552          4,371          1,857          1,088


Other Income (Expenses) - Net          --           36,313           --           26,182
                                -----------    -----------    -----------    -----------

Net (Loss)                          (33,824)      (231,483)       (24,466)      (113,537)

Weighted average common
shares outstanding               50,294,633     25,827,300     50,377,966     25,827,300

Earnings (loss) per share
 of Common Stock                $    (0.001)   $    (0.009)   $    (0.001)   $    (0.005)

                           MICEL CORP. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        6 months ended March 31
                                                        -----------------------
                                                           1996          1995
                                                       (Unaudited)   (Unaudited)
                                                       -----------   -----------
CASH FLOWS From Operating Activities:

Net (loss)                                                (33,824)     (231,483)
Adjustments to reconcile net income or loss
to net cash provided by or used in
operating activities:
Depreciation                                               48,000        51,000
(Decrease) in accrued severance pay                       (16,649)      (24,151)
Capital (gain) on sale of fixed assets                       --         (36,313)
Decrease in accounts receivable                            40,576       330,706
Decrease (Increase) in inventory                           51,675       (19,840)
(Decrease) in accounts
payable and accrued liabilities                          (108,438)     (245,235)
Increase (Decrease) in advances from
customers                                                  63,085       (55,021)
Exchange loss                                                --           4,114
                                                         --------      --------
Total adjustments                                          78,249         5,260
                                                         --------      --------
Net cash provided by (used in)
operating activities                                       44,425      (226,223)

CASH FLOWS From Investing Activities:
Purchase of equipment                                      (5,748)         (202)
Proceeds from sale of equipment                              --          46,411
                                                         --------      --------
Net cash provided by (used in)
investing activities                                       (5,748)       46,209

CASH FLOWS From Financing Activities:
Issuance of Common Stock (net of issurance
expenses)                                                 (47,000)        5,100
Repayment of long term liabilities                       (159,930)     (128,864)
Increase (Decrease) in short term
bank credits                                               30,560      (222,084)
                                                         --------      --------

Net cash (used in) financing activities                   (82,370)     (345,848)
Effect of exchange rate change on cash                       --              68
                                                         --------      --------

(Decrease) In Cash and
Cash Equivalents                                          (43,693)     (525,794)

Cash and Cash Equivalents at
 Beginning of Period                                      202,327       717,542
                                                         --------      --------

CASH and CASH EQUIVALENTS at
End of period                                             158,634       191,748
                                                          =======       =======

                                       MICEL CORPORATION AND SUBSIDARY CONSOLIDATED STATEMENTS
                                                 OF CHANGES IN SHAREHOLDERS' EQUITY

                                    For the six months ended March 31, 1996
                                 ---------------------------------------------
                                 Prefferred Stock        Common Stock
                                 ---------------------   ---------------------     Additional Paid in    Accumulated
                                 No. Of Shares   Value   No. Of Shares   Value     Capital               Deficit              Total
                                 -------------   -----   -------------   -----     ------------------    ------------        -------

Balance, September 30, 1995       10              --      50,211,300    50,211     5,558,422             (5,654,329)        (45,696)

Issuance of Common Stock (Net
of issuance expenses)
in a private placement            --              --       1,000,000     1,000        46,000                    --           47,000

Net loss                          --              --             --         --          --                  (33,824)        (33,824)
                                ----------       ---      ----------    ------    ----------             ----------         --------
Balance, March 31, 1996           10              --      51,211,300    51,211     5,604,422             (5,688,153)        (32,520)

                                                                 6

                  MICEL CORP. AND SUBSIDIARY NOTES TO CONDENSED

                  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.        CONDENSED CONSOLIDATED FINANCIAL   STATEMENTS

          The condensed consolidated balance sheet at March 31, 1996, the consolidated statements of income (loss) for the three and six months ended March 31, 1996 & 1995 the consolidated statements of cash flows for the six months ended March 31, 1996 and 1995, and the consolidated statements of changes in shareholders' equity, have been prepared by the Company, and are unaudited.

          Reference should be made to the notes to the Company's September 30, 1995 consolidated financial statements for additional details of the company's consolidated financial condition, results of operations and cash flows. The details in those notes have not changed except as a result of normal transactions in the interim. All adjustments (of normal recurring nature) which are, in the opinion of management, necessary to a fair presentation of the results of the interim period have been included.

          The results of operations for the period ended March 31, 1996, are not necessarily indicative to the operating results for the full year.

2.        Preferred Stock

          The company redeemed the 400 shares of 1990 preferred Stock along with accrued dividends for 9,800,000 shares of Common Stock, effective as of April 1, 1995. The redemption price was $ .05 per share of Common Stock. In addition, holders of 410 shares of 1993 preferred stock converted such shares along with accrued dividends, as of April 1, 1995 for 9,184,000 shares of Common Stock at the conversion price of $.05 per share of Common Stock.

3.        Common Stock.

          During the quarter ended March 31, 1996, the company raised $50,000 in a private placement of Common Stock at $0.05 per share or 1,000,000 shares.

4.        Litigation

          In April 1994, a former President of the company, commenced an action against the company for approximately $91,200 in back wages, bonuses and unused vacation days. Although the company believes that the claim is substantially meritless, the Company is unable to predict the possible outcome of this litigation. See Form 10KSB for year ended September 30, 1995 for description of the litigation which the Company is involved in.

5.        Shareholders Equity

          As at March 31, 1996, the shareholders' equity is $ (32,520).

Item 2

                     Management's Discussion and Analysis of
                 Financial Conditions and Results of Operations

General

Impact of inflation, devaluation and fluctuation of currencies on the results operations.

All of the Company's operations are conducted through its Israeli subsidiary, Microkim. A substantial portion of sales and purchases of materials are in, or linked to the United States dollar. Most of other expenses are linked to the Israeli Shekel. Transactions and balances originally denominated in dollars are presented at their original amounts. Transactions and balances in currencies other than the dollar are translated into dollars in accordance with the principles set forth in statement No. 52 of the Financial Accounting Standards Board.

Fluctuations in the rate of exchange between the dollar and such other currencies result in the recognition of financial income or loss. The Company manages its Israeli operations with the object of protecting against material net financial loss in U.S. dollar terms from the impact of Israeli inflation and currency devaluation on its non - U.S. dollar assets and liabilities. In the six month period ended March 31, 1996, the Israeli Consumer Price Index ("ICPI") increased by 5.81% , as compared with a devaluation of the Shekel of 3.87% against the U.S dollar. In the three months period ended March 31, 1996, the Israeli consumer price Index increased by 2.78% as compared with a evaluation of the shekel of 0.8% against the U.S. dollar. There can be no assurance that the Government of Israel will devalue the shekel from time to time to offset the effects of inflation in Israel.

As a result of non devaluation of the U.S dollar company's expenses that are linked to the Israeli Shekel increase when translated to U.S. dollar.

Financial Condition:

The company's operations in the first six month of Fiscal 1996 have been financed principally from revenues from sales, research and development grants and by a private placement of shares of common stock.

In Fiscal 1995, the Company issued 18,984,000 Shares of Common Stock upon conversion of the 1990 and 1993 Preferred Stock In addition, the Company issued 5,400,000 Shares of Common Stock in a Private Placement at $.05 per share. In Fiscal 1996 the company issued 1,000,000 shares of common stock in a private placement at $ 0.05 per share.

The total amount of outstanding loans, credit facilities and guarantees from banks are approximately $725,000 and is secured by liens on certain Microkim's property and equipment, share capital and insurance rights, and by a secured interest in all of Microkim's assets. This amount includes approximately $188,000 of long term borrowings from Israel Industrial Development Bank Ltd, to be repaid between 1996 and 2000. This also includes approximately $223,000 performance guarantees pursuant to contracts with customers. The company does not have any unused lines of credit.

During Fiscal 1995, the Company's Israeli subsidiary reached an agreement with its lessor to repay approximately $130,000 in back rent in 51 monthly installments. The Company guaranteed this agreement. As of March 31, 1996 the outstanding balance of back rent is approximately $94,000.

In the six months ended March 31, 1996 net cash equivalents decreased by $43,693 as a result of repayment of long term liabilities of $159,930, partially offset by $47,000 net proceeds from issuance of common stock, increase of $30,560 in short term bank credits and $44,425 cash provided by operating activities.

The Company has been experiencing difficulty in making timely payments to its trade and other creditors. As of March 31, 1996, the Company had past due payable in the amount of approximately $120,000. Deferred payment terms have been negotiated with most of these vendors. However, certain vendors have suspended parts deliveries to the Company. As a result, the Company may not always be able to make all shipments on time, although no orders have been canceled to date. Were significant volumes of orders to be canceled, the Company's ability to continue to operate would be jeopardized.

Due to the weakness of the defense market, the Company intends to place emphasis on increasing its commercial line of products and commercial market base. It is the policy of the Company to accept only those orders which are worthwhile economically and the Company has also tended to accept mainly larger orders for a limited number of projects, the most important of which tend to be with strategic partners as with the project with ASDI. The company is establishing the production capability for the Radio Module (developed together with AIL), and intends to market and sell the product worldwide. A significant portion of the future revenues of the Company will be dependent on the success of these two projects.

The Company needs funds of approximately $150,000 to be raised in the form of equity or debt. The additional $150,000 will be used for repayment of current maturities of long term liabilities. In the event that such additional financing is not consummated, the Company will be required to renegotiate the repayment with the Bank. There is no assurance that such renegotiation will be successful. There can, however, be no assurance that current sales agreements will not be canceled, and / or funding from the Chief Scientist will be received at all or at anticipated levels, or that unanticipated events requiring the expenditure of funds will not occur.

The Company does not have any additional arrangements for any equity or debt financing at this time. The satisfaction of the Company's cash requirements after September 30, 1996 will depend in large part on the ability of the Company to raise capital or obtain loans from shareholders and to attain profitability.

In the event that the necessary cash resources are not received prior to September 30, 1996, or in the event that any unforeseen events require an unexpected outlay of cash resources prior to September 30, 1996, the Company will need to substantially reduce its operations, including further reductions in personnel, research and development and in other expenses.

Results of Operations

Six months ended March 31, 1996 compared to the six months ended March 31, 1995

Sales in the six months ended March 31, 1996 were $1,373,954 as compared with $1,353,643 in the six months ended March 31, 1995. Cost of sales in the six months ended March 31, 1996 was 71.35% of sales or $980,434 as compared with 74.4% or $1,006,718 in the same period in 1995. The reduction in the cost of sales was due to reduction in direct labor and expenses achieved by the cost reduction program. Cost of sales may change as function of the specific items sold in a given period.

Research and development expenses decreased to $179,715 or 13.1% of sales in the six months ended March 31, 1996 from $284,580 or 21% of sales in the same period in 1995. The decrease in R & D expenses is due to R & D grants of $82,759 received during the six months ended March 31, 1996 as compared to $665, in the same period in 1995. The company records the R & D grants on a cash basis.

Selling expenses increased in the six months ended March 31, 1996 to $86,570 or 6.3% of sales from $70,395 or 5.2% of sales in the same period in 1995. The increase resulted from an increase in salaries and marketing expenses due to increase in marketing activities.

General and Administrative expenses decreased to $115,731 or 8.4% of sales in the six months ended March 31, 1996 from $206,323 or 15.35% of sales in the same period in 1995 as a result of the cost reduction program.

Financial expenses in the six months ended March 31, were $48,880 or 3.56% of sales compared with $57,794 or 4.27% of sales in the same period in 1995. The decrease in financial expenses is mainly due to repayment of long term borowings.

Interest income in the six months ended March 31, 1996 decreased to $3,552 as compared with $4,371 in the same period in 1995. This resulted from a decrease in income from marketable securities.

In the six months ended March 31, 1996, the company reported a loss of $33,824 or $0.001 per share. In the same period in 1995, the Company incurred a loss of $231,483 or $0.009 per share. The decreased loss in attributable mainly to the decreased cost of sales decrease in research and development expenses and decrease in general and administrative expenses.

The company is committed to pay royalties to the office of the Chief Scientist of the State of Israel ("OCS") in respect to products under development for which the OCS participated by way of grant. The royalty is computed at the rate of 2% of proceeds from sales of such products up to the amount of such grant.

During the six months ended March 31, 1996 the amount royalties paid to the "OCS" was $2,472. No royalties were paid during the first six months of Fiscal 1995.

                           MICEL CORP. AND SUBSIDIARY

                           PART II - OTHER INFORMATION

Item 1.    Legal Proceeding
           Reference is made to Form 10K-SB for the year ended September
           30, 1995.

Item 2.    Changes in Securities
           None.

Item 3.    Default on Senior Securities
           None.

Item 4.    Submission of Matters to a Vote of Security Holders
           None.

Item 5.    Other Information
           None.

Item 6.    Exhibits and Reports on Form 8-K
           None.

                           MICEL CORP. AND SUBSIDIARY

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on behalf by the undersigned hereunto duly authorized.



                                                              MICEL CORP.

                                                              Registrant

Date: May 15th, 1996                By: /s Joseph Moscovitz
                                        -------------------
                                        Joseph Moscovitz
                                        President and
                                        Chief Executive and Financial Officer