Form 10QSB/A
MICEL CORP
filed 1996-05-20
CIK 874788

--------------------------------------------------------------------------------
                                                                          Page 1
--------------------------------------------------------------------------------


                                   FORM 10-QSB/A

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                  Quarterly Report Under to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended:                                          March 31, 1996

Commission File Number:  1-11020

                                   Micel Corp.
--------------------------------------------------------------------------------
        (Exact name of Small Business Issuer as specified in its charter)

             NEW YORK                                 11-2882297
--------------------------------------------------------------------------------
  (State of other jurisdiction of                 (I.R.S. Employer
   incorporation of organization)                Identification No.)


   170 53rd street, Brooklyn New York                      11232
--------------------------------------------------------------------------------
(Address of Principal executive offices)                 (Zip Code)

                                 (718) 492-8400
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


--------------------------------------------------------------------------------
                 (Former name, former address, and former fiscal
                       year, if changed since last report)


Indicate be check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for past 90 days.

            YES  X                                    NO
               -----                                    -----


Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.


                    Common Stock, Par Value $.001 51,211,300
--------------------------------------------------------------------------------
              (Title of each Class) (Outstanding at March 31, 1996)

This form 10-QSB/A amends Part II, Items 6(a) of the Registrant's Quarterly Report on Form 10-QSB for the Fiscal Quarter ended March 31, 1996 to include
Exhibit 27, the Financial Data Schedule required by Item 501(c) of Regulation S-K and Rule 401 of Regulation S-T.

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