Form 10QSB
period 1996-06-30
MICEL CORP
filed 1996-08-19
CIK 874788

                      FORM  10-QSB

           SECURITIES AND EXCHANGE COMMISSION

                WASHINGTON,  D. C. 20549


      Quarterly Report Under to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended:                                 June 30, 1996

Commission File Number:  1-11020

                       Micel Corp
  ----------------------------------------------------------------------
  (Exact name of Small Business Issuer as specified in its charter)

    NEW YORK                                              11-2882297
  ----------------------------------------------------------------------
(State of other jurisdiction of                        (I.R.S. Employer
incorporation of organization)                         Identification No.)


 445 Central Ave., Cedarhurst New York                       11516
  ----------------------------------------------------------------------
(Address of Principal executive offices)                   (Zip Code)

                     (516) 569-3500
   ---------------------------------------------------------

  (Registrant's telephone number, including area code)


           170 53rd Street, Brooklyn New York  11232
   ---------------------------------------------------------

     (Former name, former address, and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for past 90 days.

          YES        X                        NO
                   -----                           ------

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

      Common Stock, Par Value  $.001                        53,771,300
     ------------------------------------------------------------------
       (Title of each Class)           (Outstanding at June 30, 1996)

               MICEL CORP. AND SUBSIDIARY

                   CONSOLIDATED REPORT



                    TABLE OF CONTENTS
                    -----------------


PART I  - FINANCIAL INFORMATION
PAGE


Item  1.    Consolidated Financial Statements (Unaudited):
            Condensed Consolidated Balance Sheets at
            June  30, 1996 and September 30,  1995.                     3

            Condensed Consolidated Statements  of  Income (loss)
            for  the three and nine months ended June  30, 1996
            and 1995.                                                   4

            Condensed Consolidated Statements of Cash Flows
            for  the  nine months ended June 30, 1996  and
            1995                                                        5

            Condensed Consolidated Statements of Changes in
            Shareholders' equity.                                       6

            Notes to Condensed Consolidated Financial Statements        7

Item  2.    Management's Discussion and Analysis of Financial
            Conditions and Results of Operations                     8-11


PART II - OTHER INFORMATION                                            12

Exhibit 27                                                             13

Signatures                                                             14

               MICEL CORP. AND SUBSIDIARY

             PART I  - FINANCIAL INFORMATION

               MICEL CORP. AND SUBSIDIARY

          CONDENSED CONSOLIDATED BALANCE SHEETS


                                                       JUNE 30      SEPTEMBER 30
                                                         1996           1995
                                                      (UNAUDITED)     (AUDITED)
                                                      -----------     ---------
   A S S E T S

CURRENT ASSETS
Cash and cash equivalents                                 263,433        202,327
Accounts receivable                                       654,695        729,994
Inventories                                               713,492        664,487
                                                        ---------      ---------
 Total current assets                                   1,631,620      1,596,808

PLANT AND EQUIPMENT:
Cost                                                    2,520,066      2,510,115
Less - accumulated depreciation                         2,350,648      2,282,698
                                                        ---------      ---------
                                                          169,418        227,417

 Total assets                                           1,801,038      1,824,225
                                                        ---------      ---------
                                                        ---------      ---------
LIABILITIES AND SHAREHOLDERS EQUITY

CURRENT LIABILITIES:
Short-term bank credits - secured                         338,118        283,511
Current maturities of long term liabilities               107,614        223,659
Accounts payable and accrued liabilities                1,037,601      1,085,294
Advances from customers                                   172,919        103,572
                                                        ---------      ---------
 Total current liabilities                              1,656,252      1,696,036

LONG TERM LIABILITIES
net of current maturities                                  56,783        123,967

ACCRUED SEVERANCE PAY                                      37,631         49,918

SHAREHOLDERS' EQUITY:
Preferred stock of $0.001 per value - redeemable or
convertible: 5,000,000 shares authorized;
10 shares issued and outstanding,
(liquidation preference - $11,200)
Common stock of $0.001 par value - 85,000,000 shares
authorized; 53,771,300 shares issued and outstanding       53,771         50,211
Treasury Stock of $0.001 par value - 617,500 shares
                                                             (617)      --------
Additional paid-in capital                              5,699,604      5,558,422
Retained earnings (accumulated deficit)                (5,702,386)    (5,654,329)
                                                        ---------      ---------
    Total shareholders' equity                             50,372        (45,696)
                                                        ---------      ---------
Total liabilities and shareholders' equity              1,801,038      1,824,225
                                                        ---------      ---------
                                                        ---------      ---------


               MICEL CORP. AND SUBSIDIARY

   CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

                                                         9 MONTHS ENDED JUNE 30         3 MONTHS ENDED JUNE 30
                                                         ----------------------         ----------------------

                                                        1996           1995             1996          1995
                                                        (UNAUDITED)    (UNAUDITED)      (UNAUDITED)   (UNAUDITED)
                                                        -----------    -----------      -----------   -----------
                                                            $              $               $              $
Sales                                                   1,890,560      1,966,947        516,606        613,304
Cost Of Sales                                           1,469,159      1,500,325        488,725        493,607
                                                        ---------      ---------        -------        -------
Gross Profit                                              421,401        466,622         27,881        119,697

Research and Development
Expenses                                                  224,295        351,414         44,580         66,834
Selling Expenses                                          136,026        131,624         49,456         61,229
General and Administrative
Expenses                                                  181,246        264,163         65,515         57,840
                                                        ---------      ---------        -------        -------

     Total operating expenses                             541,567        747,201        159,551        185,903


Income (Loss) From Operation-
Before Financial Income and
Expenses                                                (120,166)      (280,579)      (131,670)       (66,206)
Financial Expenses                                       (39,423)       (86,738)         9,457        (28,942)

Financial Income                                           5,148          7,228          1,596          2,857


Other Income (Expenses) - Net                            106,384         36,356        106,384             43
                                                        ---------      ---------        -------        -------

Net (Loss)                                               (48,057)      (323,731)       (14,233)       (92,248)

Weighted average common
shares outstanding                                    50,884,633     50,211,300     52,064,633     50,211,300

Earnings (loss) per share
 of Common Stock                                        $(------)       $( 0.01)     $(-------)     $( ------)


                    MICEL CORP. AND SUBSIDIARY
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         9 MONTHS ENDED JUNE 30
                                                         ----------------------

                                                         1996           1995
                                                      (UNAUDITED)    (UNAUDITED)

CASH FLOWS From Operating Activities:

Net (loss)                                              (48,057)      (323,731)
Adjustments to reconcile net income or loss
to net cash provided by or used in
operating activities:
Depreciation                                             72,000         76,500
(Decrease) in accrued severance pay                     (12,287)       (18,828)
Capital (gain) of treasury stock                        (30,875)
Capital (gain) on sale of fixed assets                   (4,050)       (36,313)
Decrease in accounts receivable                          75,299        154,186
Increase in inventory                                   (49,005)       (79,369)
(Decrease) in accounts
payable and accrued liabilities                         (47,693)      (139,372)
Increase (Decrease) in advances from
customers                                                69,347        (98,846)
Exchange loss                                               ---          4,587
                                                       --------      ---------
Total adjustments                                        76,788       (137,455)
                                                       --------      ---------
Net cash provided by (used in)
operating activities                                     28,729       (461,186)

CASH FLOWS From Investing Activities:
Purchase of equipment                                   (14,001)          (920)
Proceeds from sale of equipment                           4,050         46,411
                                                       --------      ---------
Net cash provided by (used in)
investing activities                                     (9,951)        45,491

CASH FLOWS From Financing Activities:
Issuance of Common Stock (net of issuance
expenses)                                               175,000        265,100
Repayment of long term liabilities                     (183,229)      (179,744)
Increase (Decrease) in short term
bank credits                                             54,607       (109,425)
                                                       --------      ---------

Net cash (used in) financing activities                  46,378        (24,069)

Effect of exchange rate change on cash                     ----             68
                                                       --------      ---------
Increase (Decrease) In Cash and
Cash Equivalents                                         65,156       (439,696)

Cash and Cash Equivalents at
 Beginning of Period                                    202,327        717,542
                                                       --------      ---------
CASH and CASH EQUIVALENTS at
End of period                                           267,483        277,846
                                                       --------      ---------
                                                       --------      ---------

             MICEL CORPORATION AND SUBSIDARY CONSOLIDATED STATEMENTS
                       OF CHANGES IN SHAREHOLDERS' EQUITY



                                                   FOR THE NINE MONTHS ENDED JUNE 30, 1996



                                             Preferred Stock            Common Stock              Treasury Stock
                                             ----------------------     ---------------------     ----------------------
                                             No. of Shares    Value     No. of Shares   Value     No. of Shares    Value
                                             -------------    -----     -------------   -----     -------------    -----
Balance, September 30, 1995                          10         --        50,211,30     50,211

Issuance of Common Stock (Net
of issuance expenses)
 in a private placement                              --         --         3,560,000     3,560
Treasury Stock (recovered in settlement)             --         --                --        --        617,500       (617)
Net loss                                             --         --                --        --
                                                  ------      ------       ----------   -------     ---------       -----

Balance, June 30, 1996                               10         --        53,771,300    53,771        617,500       (617)


                                            Additional Paid in     Accumulated
                                            Capital                Deficit              Total
                                            ------------------     ------------         -----
Balance, September 30, 1995                     5,558,422           (5,654,329)       (45,696)

Issuance of Common Stock (Net
of issuance expenses)
 in a private placement                           171,440                   --        175,000
Treasury Stock (recovered in settlement)          (30,258)                            (30,875)
Net loss                                                               (48,057)                            (48,057)

                                                ---------            ---------        -------

Balance, June 30, 1996                          5,699,604           (5,702,386)        50,372


    MICEL CORP. AND SUBSIDIARY NOTES TO CONDENSED
    CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
    The condensed consolidated balance sheet at June 30, 1996, the consolidated statements of income (loss) for the three and nine months ended June 30, 1996 & 1995 the consolidated statements of cash flows for the nine months ended June 30, 1996 and 1995, and the consolidated statements of changes in shareholders' equity, have been prepared by the Company, and are unaudited.

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

    The results of operations for the period ended June 30, 1996, are not necessarily indicative of the operating results for the full year.

2.  COMMON STOCK
    During the nine months ended June 30, 1996, the company raised $175,000 in a private placement of Common Stock at $0.05 per share or 3,560,000 shares.

3.  Radiotel
    On May 30, 1996 the company registered a new subsidiary in Israel -Radiotel Ltd. The new subsidiary will concentrate the commercial communication activities of the company. Some of these activities will be transfered from Microkim Radiotel will start its activity during financial year 1997.

4.  LEGAL PROCEEDINGS
    In April 1994, Dr. Hillel Weinstein, the former President of the Company, commenced an action against the Company in Labor Court in Israel claiming that the Company owes him a total of approximately $91,200 for yearly bonuses and cost of living increases not given to him, for sick days not taken, for the repayment a 10% across the board salary reduction instituted in December 1992, and for amounts withheld from his paycheck. The company responded to this claim by denying each of the claims.

    This claim was withdrawn pursuant to agreement dated 27 May 1996, (see below).

    In March 1994, Microkim commenced a civil action in Israel against Dr. Weinstein, the former President of the Company, and his wife claiming among other things, that Dr. Weinstein purchased from Microkim a company car at a price below the fair market value at the date of purchase, did not make all the payments on the car, sold his family car to Microkim at a higher than fair market value, drew unauthorized checks to himself aggregating approximately $29,333, made unauthorized payments from Microkim for personal expenses and without proper invoices, used Microkim's credit cards to pay personal expenses and aiding and abetting Arie Huber, the former chief financial officer, to embezzle Microkim funds for his own use. The total amount of the claim is approximately $243,000. Dr. Weinstein has denied these charges.

    This matter was settled pursuant to agreement dated 27 May 1996, (see below).

    In July 1994, the Company commenced a civil action in Israel in the approximate amount of $3,000,000 against M/A Com and Hillel Weinstein for false representations made by M/A Com and Dr. Weinstein in connection with the purchase of Microkim Ltd. from M/A Com and for subsequent damages resulting from such misrepresentations. Dr. Weinstein has denied the charges and has counterclaimed against the Company and certain officers for indemnification in the event that the Company is successful. In addition, he has counterclaimed against the Company for approximately $33,000 claiming that he is entitled to be indemnified by the Company for legal fees. Dr. Weinstein reserved his right to raise the amount of his counter claims and third party notice. M/A Com filed a motion in Israel to dismiss the suit due to limitation of action or alternatively to stay the proceedings in Israel since the appropriate venue is in the United States. In July 1996, the Court ruled that the service on defendant M/A Com was not effective, since the affidavit accompanying the application to the court for leave to serve a non resident (M/A Com) was not submitted in accordance with the requirements of law. Since that date, the court's decision has been appealed. In addition, a new application and affidavit has been prepared and will be filed in accordance with the requirements delineated in the court's decision. In addition, Dr. Weinstein is no longer a defendant or counter claimant in this action as a result of the agreement reached 27 May 1998 (see below).

    In 27 May 1996, an overall agreement was reached between Dr. Weinstein, on one side, and Microkim Ltd. and Micel Inc., on the other side whereby all existing litigation, complaints, and disputes between the two sides and/or by one side against the other would be withdrawn with prejudice. Dr. Weinstein paid $80,000 to Microkim and surrendered 617,500 shares of Micel Inc., but did not admit any wrongdoing.

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

Fluctuations in the rate of exchange between the dollar and such other currencies result in the recognition of financial income or loss. The Company manages its Israeli operations with the object of protecting against material net financial loss in U.S. dollar terms from the impact of Israeli inflation and currency devaluation on its non - U.S. dollar assets and liabilities. In the nine month period ended June 30, 1996, the Israeli Consumer Price Index ("ICPI") increased by 10.18% , as compared with a devaluation of the Shekel of 6.94% against the U.S dollar. In the three month period ended June 30, 1996, the ICPI increased by 4.1% as compared with a devaluation of the shekel of 2.96% against the U.S. dollar. During the period starting July 1,1996 until present the Israeli Shekel was reevaluated approximately 1.6% against the U.S. dollar.

There can be no assurance that the Government of Israel will devalue the shekel from time to time to offset the effects of inflation in Israel.

As a result of non devaluation of the U.S dollar, company expenses that are linked to the Israeli Shekel increase when translated to U.S. dollar.

FINANCIAL CONDITION:

The company's operations in the first nine months of Fiscal 1996 have been financed principally from revenues from sales, research and development grants and by a private placement of shares of common stock.

In Fiscal 1996 the company issued 3,560,000 shares of common stock in a private placement at $.05 per share. During this period 617,500 shares of common stock were recovered from the former president of the company. These shares were recorded by the company as Treasury Stock at a market value of $30,875.

The total amount of outstanding loans, credit facilities and guarantees from banks are approximately $721,000 and is secured by liens on certain Microkim's property and equipment, share capital and insurance rights, and by a secured interest in all of Microkim's assets. This amount includes approximately $165,000 of long term borrowings from Israel Industrial Development Bank Ltd, to be repaid between 1996 and 2000. This also includes approximately $219,000 performance guarantees pursuant to contracts with customers. The company does not have any unused lines of credit.

During Fiscal 1995, the Company's Israeli subsidiary reached an agreement with its lessor to repay approximately $130,000 in back rent in 51 monthly installments. The Company guaranteed this agreement. As of June 30, 1996 the outstanding balance of back rent is approximately $86,000.

In the nine months ended June 30, 1996 net cash equivalents increased by $91,981 as a result of $175,000 net proceeds from issuance of common stock, increase of $54,607 in short term bank credits and $55,554 cash provided by operating activities, partially offset by repayment of long term liabilities of $183,229 and investing activities of $9,951.

The Company has been experiencing difficulty in making timely payments to its trade and other creditors. As of June 30, 1996, the Company had past due payables in the amount of approximately $120,000. Deferred payment terms have been negotiated with most of these vendors. However, certain vendors have suspended parts deliveries to the Company. As a result, the Company may not always be able to make all shipments on time, although no orders have been canceled to date. Were significant volumes of orders to be canceled, the Company's ability to continue to operate would be jeopardized.

Due to the weakness of the defense market, the Company intends to place emphasis on increasing its commercial line of products and commercial market base. It is the policy of the Company to accept only those orders which are worthwhile economically and the Company has also tended to accept mainly larger orders for a limited number of projects, the most important of which tend to be with strategic partners as with the project with ASDI. The company is establishing the production capability for the Radio Module (developed together with AIL), and intends to market and sell the product worldwide. As a result of this activity, the company has recorded an allowance of $70,000 for future losses to be incurred by the company during the first two quarters of Fiscal Year 1997. A significant portion of the future revenues of the Company will be dependent on the success of these two projects.

The Company does not have any additional arrangements for any equity or debt financing at this time. The satisfaction of the Company's cash requirements after September 30, 1996 will depend in large part on the ability of the Company to raise capital or obtain loans from shareholders and to attain profitability.

The additional financing, if obtained, will be used for repayment of current maturities of long term liabilities and to compensate negative cash flow resulting from the production of the Radio Module activity. In the event that such additional financing is not consummated, the Company will be required to renegotiate the repayment with the Bank and to delay payments to its suppliers. There is no assurance that such renegotiation will be successful. There can, however, be no assurance that current sales agreements will not be canceled, and / or funding from the Chief Scientist will be received at all or at anticipated levels, or that unanticipated events requiring the expenditure of funds will not occur.

In the event that the necessary cash resources are not received prior to September 30, 1996, or in the event that any unforeseen events require an unexpected outlay of cash resources prior to September 30, 1996, the Company will need to substantially reduce its operations, including further reductions in personnel, research and development and in other expenses.

RESULTS OF OPERATIONS

NINE MONTHS ENDED JUNE 30, 1996 COMPARED TO THE NINE MONTHS ENDED JUNE 30, 1995

Sales in the nine months ended June 30, 1996 were $1,890,560 as compared with $1,966,947 in the nine months ended June 30, 1995. Cost of sales in the nine months ended June 30, 1996 was 77.7% of sales or $1,469,159 as compared with 76.3% or $1,500,325 in the same period in 1995. The cost of sales in the nine months ended June 30, 1996 includes $70,000 allowance for future losses recognized by the company related to a specific order for manufacture of Radio Modules.

Research and development expenses (net) decreased to $224,295 or 11.9% of sales in the nine months ended June 30, 1996 from $351,414 or 17.9% of sales in the same period in 1995. The decrease in net research and development expenses is mainly due to grants received from the OCS in amount of $117,190 in the nine month ended June 30, 1996 compared to $26,710 in the same period in 1995.

Selling expenses increased in the nine months ended June 30, 1996 to $136,026 or 7.2% of sales from $131,624 or 6.7% of sales in the same period in 1995. The increase resulted from an increase in marketing expenses due to increase in marketing activities.

General and administrative expenses decreased to $181,246 or 9.6% of sales in the nine months ended June 30, 1996 from $264,163 or 13.4% of sales in the same period in 1995 as a result of the cost reduction program.

Financial expenses in the nine months ended June 30, were $39,423 or 2.1% of sales compared with $86,738 or 4.3% of sales in the same period in 1995. The decrease in financial expenses is mainly due to repayment of long term borrowings, and changes of 6.94% in the exchange rate of the U.S. dollar from September 30, 1995 to June 30, 1996.

Interest income in the nine months ended June 30, 1996 decreased to $5,148 as compared with $7,228 in the same period in 1995.

In the nine months ended June 30, 1996, the company reported a loss of $48,057. In the same period in 1995, the Company incurred a loss of $323,731. The decreased loss in attributable mainly to decrease in research and development expenses and decrease in general and administrative expenses, and to a net income of $102,333 from a settlement with the former president of the company.

The company is committed to pay royalties to the office of the Chief Scientist of the State of Israel ("OCS") in respect to products under development for which the OCS participated by way of grant. The royalty is computed at the rate of 2% of proceeds from sales of such products up to the amount of such grant. During the nine months ended June 30, 1996 the amount royalties paid to the OCS was $2,472. During the first nine months of Fiscal 1995, the amount of royalties paid was approximately $6,000.

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



Item 1.       Legal Proceeding
         Reference is made to Form 10K-SB for the year ended
         September 30, 1995.

Item 2.       Changes in Securities
         None.

Item 3.       Default on Senior Securities
         None.

Item 4.       Submission of Matters to a Vote of Security Holders
         None.

Item 5.       Other Information
         None.

Item 6.       Exhibits and Reports on Form 8-K
         Exhibit 27