Form 10KSB40
period 1996-09-30
MICEL CORP
filed 1997-01-13
CIK 874788

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                     FORM 10-KSB

                    Annual Report Pursuant to Section 13 or 15(d)
                        of the Securities Exchange Act of 1934

For the Fiscal Year ended
September 30, 1996                 Commission File No. 1-11020

                                     MICEL CORP.

                (Exact name of registrant as specified in its charter)

     NEW YORK                           11-2882297
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)        Identification No.)


                 (Address of principal executive offices) (Zip Code)

Registrant's telephone number,
including area code:                    (516) 569-3500

Securities registered pursuant to Section 12(b) of the Act:

                                   Name of each exchange
     TITLE OF EACH CLASS                ON WHICH REGISTERED
    -------------------                -------------------
    NONE                               NONE
    ----                              ----

Securities registered pursuant to Section 12(g) of the Act:

                Title of Each Class

                Common Stock, $.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          YES   X                  NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation SB (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Registrant's revenues for fiscal year ended September 30, 1996 was $3,105,392.

The aggregate market value of voting stock held by non-affiliates of the registrant is $12,324,000 as of December 31, 1996.

The number of shares outstanding of the registrant's Common Stock as of December 31, 1996 is:
           Class                            Outstanding at December 31, 1996
          -----                             --------------------------------
 Common Stock, $.01 par value                          5,365,380

PART 1

ITEM 1.  BUSINESS


     The Company is engaged in the development, manufacture and sale of radio frequency ("RF") microwave components and custom made integrated assemblies for commercial and military applications. These wireless applications include radio communications, electronic warfare ("EW") and radar.

Other applications that the Company are developing are microwave products for the commercial telecommunications field, such as radios for rural telecommunications and point to point communications. The Company possesses the product and technology base necessary for the production of certain microwave components and complete subsystems.

The Company's corporate strategy is to create a series of separate operating divisions to support the manufacture, marketing/sales, and distribution of specific commercial technologies.

RADIOTEL, LTD., was established to develop and manufacture point to point and point to multipoint wireless radio links for various applications. RadioTel expects to supply the full spectrum of frequencies up to 38 GHZ with data rates from E1 to 16 E1 including ATM. RadioTel will attempt to address the market with unique low cost and innovative solutions to wire-line services. The radio module which it hopes to develop is expected to be suitable for digital wireless systems, mainly for telecommunication applications such as rural telephones and wireless local loop ("WLL") systems in remote locations (simplified wireless telephone systems for remote subscribers utilizing radio frequencies for connection into the public telephone network).

RadioTel, a wholly-owned subsidiary located in Israel, was incorporated in May 1996 and commenced operations in September 1996.

MICROKIM, LTD., a wholly-owned subsidiary located in Israel, acts as the Company's manufacturing, research and development arm, in addition to developing innovative technologies for commercial use by other operating divisions. Microkim has commercialized specialized RF and microwave products for telecommunication applications, electronic warfare systems and radar systems.

MICEL WIRELESS CORP., a joint venture between Micel Corp. and Export Business & Services, Inc. ("EBS"), is an international telecommunications company engaged in the sourcing, marketing and sales of wireless telephone terminals and other related products. Micel Wireless currently represents certain manufacturing companies and telecom agencies as purchasing agents and sales representatives.

Micel Wireless Corp. designs, manufactures, and sells fixed cellular terminals for WLL applications in developing countries. The Company capitalizes on the technical capabilities of RadioTel, the existing knowledge of the cellular and wireless local loopmarkets and a network of distribution channels. Micel Wireless' initial focus has been in Latin America, where Micel Wireless expects to take immediate advantage of existing WLL opportunities.

PRODUCTS

     The Company began operations through its wholly owned Israeli subsidiary, Microkim Ltd., by manufacturing microwave components such as ferrite devices including isolators and control devices such as switches. Subsequently, the Company developed a line of microwave circuit assemblies, subsystems and subassemblies for advanced electronic defense and certain medical products. More recently, the Company has introduced stand-alone products to be marketed directly to end users. The Company maintains its technological knowhow and infrastructure for manufacturing RF components to support its highly integrated products.

     The Company focuses its activities in two main product lines:
     -Products for the commercial market.
     -Products for the military market.

I.COMMERCIAL PRODUCTS

     The following are the Company's products for the commercial communications market.

     RADIO MODULE. The Company has developed a radio module together with AIL Systems Inc., a company located in Deer Park, New York, and delivered it to Teledata Communication Ltd. ("Teledata"). This product is a part of an Exchange Radio Concentrator being sold by Teledata. As of October 1, 1995, the parties executed an agreement which would provide for the delivery of approximately 1,012 upgraded radio modules to Teledata during Fiscal 1996 and 1997. In addition, Microkim was granted the worldwide rights to the radio module. The Company ,Teledata and Microkim Ltd. has agreed in principal to grant Teledata an option to purchase 12.5% of the outstanding Common Stock of Microkim at the price of 80% of the price to the public in the event that Microkim consummates an Initial Public Offering. The terms of this Option have not been finalized and there are no arrangements at this time to consummate an Initial Public Offering of Microkim.

     The Company is establishing the production capability for the Radio Module in Israel and intends to market and sell the product world wide. The Radio Module is suited for digital wireless systems, mainly for telecommunication applications such as rural-telephones or Wireless Local Loop systems. The market for such applications is believed to be very large. The Radio Module will be the basic building block for the communication systems developed by RadioTel. In addition to the Radio Module, the Company has developed a diplexer and an antenna for the same frequency band and applications.

VXI SWITCH MATRIX. State-of-the-art RF switch matrix that allows for the automation and computer supervision of testing in the manufacturing process of RF products - primarily wireless products. This product is targeted to the large volume wireless product manufacturers including:

1. Wireless LANs
2. Cellular phones
3. GPS products
4. DBS, cellular, and data communication products
5. PCS


II.MILITARY PRODUCTS

     The products for the military market include:

     RADAR SIGNAL SIMULATOR. The Company manufactures, markets and sells a portable microwave Radar Signal Simulator ("RSS") used for testing an airplane's electronic warfare system's ability to detect the presence of threat radar by simulating the electronic signals emanating from such radar.
The RSS is portable, weighing approximately 25 pounds and is light enough to be carried by one person.  The RSS operates from a rechargeable battery or from a 115 Volt/400 Hz external electrical source. It contains several microwave frequency sources, switches, amplifiers, and other components as well as a
microprocessor and logic circuits which are programmed to control the unit. It contains an optional remote control which enables the RSS to be operated by one person from the cockpit of an airplane and operates independently from the aircraft electronic system. Several different simulated radar threats can be programmed into the RSS unit that can simulate two radar threats simultaneously. During the fiscal year ended September 30,1996 ("Fiscal 1996") the Company sold nine units to three customers. The sales price for the RSS may vary depending
on a variety of factors including volume and market conditions.   The Company
currently has permission from the Ministry of Defense of Israel to sell this product to certain foreign countries. The Company expects to continue sales of the RSS at the rate of four to eight units per annum.

     FLAMES.   The Company entered into a Memorandum of Understanding on August
11, 1993 with Advanced Systems Development ("ASD"), a subsidiary of Comptek , located in East Elmhurst, New York, to develop and market the next generation of RSS. The new simulator is designed to enable the user to select specific desired frequencies under computer program control. The RSS 2000, currently being offered for sale by the Company, includes fixed frequency sources whose frequencies are tuned at the factory level. The feature of user-selected frequencies will expand the range of applications of the radar simulator. The system is designed to cover all frequency bands from 0.5 to 18 GHz. Development continued in Fiscal 1994 through 1996. In November 1996, the company received an order for two FLAMES units.

     FLAMES is designed to be software compatible with a large simulator called "AMES", manufactured by ASD. The Company believes that FLAMES addresses the U.S. and European military markets, especially users of state of the art EW equipment. FLAMES will enable those customers to simulate multiple emitter scenarios at the flight line and use scenarios developed in the lab on the AMES system.

     ALTIMETER TESTER. The Company has developed under contract a device that can be used to test a helicopter's altimeter on the flight deck without the necessity of removing the altimeter from the helicopter and testing it in a laboratory. In Fiscal 1996, the Company sold two units to a customer and received orders for an additional four units to be delivered in Fiscal 1997.

     In addition to the above mentioned systems, the Company has developed a product line of various frequency sources. These products serve as the building blocks for the RF simulators and the infrastructure for the commercial communication equipment. The main products of this line are:

     FREQUENCY SYNTHESIZERS. The Company manufactures, markets and sells various frequency synthesizers. Frequency synthesizers are used to generate microwave signals having discrete frequencies which can be selected by an external electronic digital command. The ability to switch promptly from one given frequency to another selected frequency while maintaining a stable selected frequency is a desirable feature in modern electronic communication and detection systems. The Company has developed a novel compact synthesizer on behalf of a customer. At the end of Fiscal 1993, the Company received an order for six units from the customer. By the end of 1994, the Company completed the product development and delivered the synthesizers to the customer in fiscal 1995. In addition, the Company is developing a synthesizer for commercial communication applications.


   DIGITAL TUNED OSCILLATOR (DTO). The Company has developed a new highly integrated assembly of 2-18GHz Digital Tuned Oscillator. The product is based on the Company's ability to integrate various RF components such as: filters, low-noise amplifiers, VCO's and switches into a highly integrated assembly. The DTO is the main building block for the FLAMES and is sold as a stand-alone device. The Company has delivered 25 units during Fiscal 1996 and received orders for an additional 18 units to be delivered in Fiscal 1997.

     VOLTAGE CONTROLLED OSCILLATORS (VCO). Voltage-controlled oscillators are used to generate microwave energy having frequencies that can be varied by an external variable voltage and in proportion to this voltage. Such devices are used extensively in electronic warfare communications and radar systems to vary the frequency so that the enemy cannot detect the carrier frequency in which one transmits or receives information.

     DIELECTRIC RESONANCE OSCILLATORS (DRO). These devices are used to generate microwave energy at high frequencies using small dielectric cylinders that determine the precise frequency desired. Such small dielectric materials are replacing older technologies where the mechanical dimensions of certain cavities were used to determine the frequencies.

The following table sets forth the percentage of sales of the Company's products in Fiscal 1996 and 1995.


PRODUCTS                    PERCENT OF SALES     PERCENT OF SALES
                            1996                 1995

DIGITAL RADIO                          38%             23%
RADAR SIGNAL SIMULATOR                 23%             14%
FREQUENCY SOURCES                      20%             40%
OTHER PRODUCTS                         19%             23%
TOTAL                                 100%            100%

     BACKLOG. At September 30, 1996 the approximate backlog of orders of the Company's products and services was $2,500,000. The backlog at September 30, 1995 was approximately $1,600,000. Backlog includes only those customer commitments for which a delivery schedule has been established by the Company and the customer. It is expected that most of the current backlog will be shipped or completed within the ensuing twelve months. In the Company's experience, its backlog at a given time is not necessarily indicative of prospective revenue for any respective period.

RESEARCH AND DEVELOPMENT

     The Company is engaged in a continuing program of research and development aimed at developing certain new and improved products. Whenever possible, the Company attempts to obtain customer funding to adapt the Company's basic technology to specialized customer requirements.

In September 1996, Microkim signed an agreement with ArrayComm Inc., a California Corporation located in San Jose, for the development of a family of Subscriber Unit Antennas (SUA) to be part of a Wireless Local Loop (WLL) system developed by ArrayComm. The family of the SUA products will comprise of four different types of passive and active antennas.

The air interface chosen for ArrayComm's WLL system is PHS (RCR-28). Japan currently has over 3.5 million users utilizing PHS as a low mobility wireless communication system. Choosing an accepted standard such as PHS, minimizes the risks with market acceptance of the WLL system due to standards or regulatory issues. The air interface PHS has either been proposed or accepted in Indonesia, Thailand, Australia, Malaysia, Philippines, China, India and Vietnam.

The customer base for the subscriber antennas is the telecommunication operators in developing countries. The Company believes that these operators are looking for wireless technology as a means of replacing all or part of the "hard wire"infrastructure typically used for subscriber connections. ArrayComm's WLL system sales is expected to provide a distribution channel for Microkim's subscriber unit antennas. In addition, Microkim will seek other WLL infrastructure suppliers and operators to generate additional subscriber unit antenna sales.

In December 1996, ArrayComm and Microkim received the approval from the Israel-U.S. Binational Industrial Research and Development Foundation (BIRD) for funding of its joint project. BIRD agreed to fund up to 50% of actual approved expenditures. BIRD will receive a royalty from the sale of products developed under this project up to 150% of the funds received.

     The development of the RSS and certain commercial microwave components have been partly financed by the Office of the Chief Scientist of the Israeli Ministry of Industry and Trade ("OCS"). A royalty of 2%-3% must be paid from the sales of products developed with grant funds. The royalty repayment is limited by the total grant amounts.

     During Fiscal 1996 and 1995, the Company's gross research and development activities aggregated $444,719 and $489,105, respectively, including grants of $117,190 and $72,479, respectively, received from the OCS.


MANUFACTURING AND SUPPLIERS

     The Company offers both standard products manufactured and assembled by the Company as well as customized systems, subsystems, components and subassemblies in accordance with specific customer demands. The Company is currently emphasizing subsystems and systems products. The Company is capable of providing a full range of services including engineering design and development, assembly and fabrication of circuits, subsystems and subassemblies. The Company employs advanced manufacturing techniques geared towards production to military, RF/microwave components and aerospace standards. The Company's manufacturing facilities in Israel include a class 100,000 clean room. The clean room area consists of laminar flow benches where the critical bonding and dice-attaching processes and inspections are performed. The Company's manufacturing facilities include electrical and RF test equipment required for in-process and acceptance testing. Special equipment at the Company's manufacturing facility also include broadband sweepers, automatic test stations, bonding and dice attaching equipment.

     In August, 1991, Microkim was granted under the Israeli Law for Encouragement of Capital Investment 1959, the approval to expand its production capabilities and increase its working capital. The approval enables Microkim Ltd. to receive a guarantee from the State of Israel of loans from Israeli banks
up to $1,240,000.   These loans were used to purchase equipment.  As of
September 30, 1996, a balance of approximately $141,000 of long term bank loans has been guaranteed by the State of Israel.

     The Company's product assurance and reliability programs are designed to meet most applicable military standards. Established quality assurance programs monitor the performance to specifications of all materials used and labor performed in manufacturing. Monitoring begins with the inspection of incoming materials and continues through the processing, assembly and testing of final products. Since the products are used for military purposes, the Company's quality control requires that it inspects its products before they are shipped to customers. The Company is required to keep detailed records of the results of such inspections.

     The Company has a number of sources of supply for most of the materials and components necessary for the production of its products and systems. The Company is constantly looking to qualify more than one supplier for its necessary component parts. The Company generally purchases the component parts necessary to complete an order as soon as the order is confirmed thereby attempting to eliminate shortages or delays in the manufacturing process without the necessity of maintaining excess inventory.

MARKETING AND PRINCIPAL CUSTOMERS


     The focus of Micel's commercial marketing effort will be to identify those telecommunications service providers who require fixed wireless solutions in their given territories and the cost benefits of wireless compared to copper wire installation. The target markets are those emerging countries where industry is rapidly developing but the country's infrastructure and communication systems are lagging behind. These emerging markets include South and Central America, Eastern Europe, the Philippines, Brazil, Argentina, China, India, Indonesia, Africa, and Peru.

     Approximately 76% of the Company's sales during the fiscal year ended September 30, 1996, were made to customers in Israel directly by the Company's
sales staff.   In Fiscal 1996, Elta Electronics Industries Ltd. represented
approximately 22 % of total sales.   In addition, Teledata and ASDI represented
approximately 35% and 13% of total sales, respectively, during fiscal 1996.

     The Company markets its products in Israel through its sales and management staff by calling upon customers or potential customers. In addition, the Company is contacted directly by potential customers to provide them with specifications and quotations on the development and manufacture of specific components and subsystems. The Company has determined that the preferred way to market its components outside Israel is through agents and representatives located in the country where the customer is located, since certain potential customers prefer to purchase their military components from a local source. In addition, the Company's representatives located in a country may be required to have the technical expertise to assist the customer and repair any defective components.

     Effective as of January 15, 1993, the Company entered into an agreement with Quest Enterprise, Inc. ("Quest"), a marketing consulting company for military and communication companies, to provide marketing, consulting and other services as reasonably required by the Company for the purpose of securing for the Company research and development contracts, joint development programs, strategic partnerships, business opportunities and production and sales contracts with North American companies and other entities on an exclusive basis in North America. The Company is paying Quest a fee in the amount of $5,000 per month plus expenses. In addition, in the event that the services provided by Quest to the Company result in a contract being awarded to the Company, Quest will be entitled to a commission in the amount of one percent of the revenues received. In the event that the services provided by Quest result in a joint venture or other equity arrangement between Micel Corp. and the potential partner, Quest will be entitled to a reasonable equity position in such joint venture not to exceed 15% of the equity of the joint venture or a commission. Quest is also entitled to 25% of any royalties received by the Company from parties introduced to the Company by Quest.

COMPETITION

     There are numerous manufacturers of microwave products in Israel, the United States and elsewhere which compete with the Company. Many of these competitors are much larger than the Company with substantially greater financial resources, experience and more extensive engineering, technical and research capabilities. In addition, many large companies with substantially greater financial, technical and marketing resources than the Company, including some companies that are currently customers of the Company, have the capability to produce the products made by the Company and could decide to enter the market in the future and compete with the Company. The Company is not a major competitor in the worldwide microwave market, although the Company believes that it competes effectively in the Israeli market. The Company's largest competitor in Israel is Elisra Ltd., a subsidiary of Tadiran Ltd. The Company believes that it is able to compete based on its quality, location, technical capability and experience. In addition, its products have been field tested and the Company has the ability to produce and integrate many different microwave components into subassemblies and end-user products. The major competitor of the Company's RSS is A.A.I. which manufactures the APM 427. The Company believes that the RSS is superior to the APM 427, since the RSS is less expensive, is much smaller and can be operated by only one person. Three additional companies are now offering portable units which compete with the RSS 2000. RepublicElectronics of N.Y. is offering its MTS-300; Cal Corp. of Ontario, Canada has introduced its Micro-Tass Product; and Anarem in the United Kingdom offers a similar product.

     The major competitors of the Company's communication products are (i) California Microwave Inc. which manufactures digital point-to-point radios, medium haul radios for cellular communications and modems, and (ii) Digital Microwave Corp. which manufactures digital microwave radios for short and medium haul communications for multiple digital lines.

PATENTS

     The Company believes its ability to compete depends primarily on the technical competence, knowledge and experience of its management and personnel and their abilities to develop, improve and market its products. Nevertheless, others may be able to learn certain of the Company's trade secrets or copy its product designs. The Company does not presently own any patents, however, the Company intends to file patent applications for any patentable inventions, processes or improvements that the Company may develop in the future when it believes that meaningful patent protection can be obtained. During Fiscal 1992, the Company filed a patent application in Israel entitled: "Apparatus for Testing Electronic Warfare Systems," related to the unique design of the Fite 2000. To date, this patent has not been issued.

     The Israeli Ministry of Defense ("IMOD") usually retains certain rights to technologies and inventions resulting from the Company's performance as a contractor under IMOD contracts and may generally disclose such information to third parties, including other defense contractors who may be competitors of the Company. When the IMOD funds research and development, it usually acquires rights to data and title to inventions, and the Company may retain a non-exclusive license for such inventions. The IMOD is, as a rule, entitled to receive royalties on export sales, to the extent that such sales resulted from IMOD-financed development. However, if the IMOD purchases only the end product, the Company normally retains the principal rights to the technology.

GOVERNMENT REGULATIONS

     Many of the component parts of the Company's products are imported from the United States. Accordingly, the Company and/or its suppliers may be required to obtain an export license, preference rating or other government authorization in connection with components purchased in the United States. To date, the Company has not experienced any difficulty in obtaining such authorizations or licenses. In addition, unless the Company obtains prior authorizations from the Office of Export Administration of the Department of Commerce of the United States, the Company will not be allowed to export or reexport to certain restricted countries, directly or indirectly, any of the Company's products containing components imported from the United States. The Company does not expect that this will be detrimental to the Company's business. In addition, the Company will require the permission of the Ministry of Defense of Israel before the Company could export any military microwave system. There can be no assurance that the Company will be able to obtain such permission on a timely basis or at all. However, the Company has received such permission for the export of the RSS, Altimeter tester, Fite 2000 and microwave components to certain countries.


PRODUCT WARRANTY AND SERVICE

     Generally, the Company provides the customer, at the time a purchase contract is entered into, with a detailed list of Acceptance Test Procedures. These procedures identify which tests the Company's products must undergo and pass before the individual product would be delivered and accepted by the customer. Certain customers require and pay for a Quality Test Procedure ("QTP") which is a specific procedure for testing the quality of certain of the Company's products based on that customers specifications. The Company generally provides a warranty for parts and labor for one year from delivery of the product, although in some cases a longer warranty period may be given. The Company currently services any warranty claims itself. The Company's rate of returns for repair under the warranty is similar to that prevailing in the industry and annually averages between 1/2% and 1% of total sales.


EMPLOYEES

     At September 30, 1996, the Company had a total of 25 employees in Israel including 11 in engineering, 6 in general management and in marketing and 8 in production. Management believes that its relations with its employees are satisfactory.

     The Company's employees do not belong to any labor organization. Nevertheless, certain provisions of the collective bargaining agreements between the Histadrut (General Federation of Labor in Israel) and the Coordination Bureau of Economic Organizations (including the Industrialist's Association) are applicable to the Company's Israeli employees by order of the Israeli Ministry of Labor. These provisions concern mainly the length of the work day, minimum daily wages for professional workers, insurance for work-related accidents, procedures for dismissing employees, determination of severance pay and other conditions of employment. The Company generally provides its Israeli employees with benefits and working conditions beyond the required minimums.

     A general practice followed by the Company, although not legally required, is the contribution of monies on behalf of its senior Israeli employees to a fund known as "Managers Insurance." This fund provides a combination of a savings plan, insurance and severance pay benefits to the employee, giving the employee a lump sum payment upon retiring and securing his right to receive severance pay, if legally entitled, upon termination of employment. The employee contributes an amount equal to 5% of his wages and the employer contributes an additional 13 1/3% of his wages.

     In addition, Israeli law generally requires severance pay (generally one month's salary for each year of employment) upon the retirement or death of an employee or termination of employment without due cause. Furthermore, Israeli employees and employers are required to pay predetermined sums to the National Insurance Institute, which is similar to the United States Social Security Administration. Payments, up to a ceiling, amount to approximately 12% of wages, with the employee contributing approximately 60% and the employer approximately 40%.


ITEM 2
LEGAL PROCEEDINGS

     The Company is unaware of any pending legal proceedings, the outcome of which, in the Company's view, will have a material adverse effect on the Company's consolidated financial position or results of operations.

     In April 1994, Dr. Hillel Weinstein, the former President of the Company, commenced an action against the Company in Labor Court in Israel claiming that the Company owes him a total of approximately $91,200 for yearly bonuses and cost of living increases not given to him, for sick days not taken, for the repayment of a 10% across the board salary reduction instituted in December 1992, and for amounts withheld from his paycheck. The Company responded to this claim by denying each of the claims. This claim was withdrawn pursuant to an agreement dated May 27,1996, (see below).

     In March 1994, Microkim commenced a civil action in Israel against Dr. Hillel Weinstein, and his wife claiming among other things, that Dr. Weinstein purchased from Microkim a company car at a price below the fair market value at the date of purchase, did not make all the payments on the car, sold his family car to Microkim at a higher than fair market value, drew unauthorized checks to himself aggregating approximately $29,333, made unauthorized payments from Microkim for personal expenses and without proper invoices, used Microkim's credit cards to pay personal expenses and aiding and abetting Arie Huber, the former chief financial officer, to embezzle Microkim funds for his own use. The total amount of the claim is approximately $243,000. Dr. Weinstein has denied these charges. This matter was settled pursuant to an agreement dated May 27, 1996, (see below).

On May 27, 1996, an overall settlement agreement was reached between Dr. Weinstein, Microkim and the Company whereby all existing litigation, complaints, and disputes between the parties would be withdrawn with prejudice. Dr. Weinstein paid $80,000 to Microkim and surrendered to the Company 617,500 shares (pre reverse split) of the Company, but did not admit any wrongdoing.

     In July 1994, the Company commenced a civil action in Israel in the approximate amount of $3,000,000 against M/A Com and Hillel Weinstein for false representations made by M/A Com and Dr. Weinstein in connection with the purchase of Microkim Ltd. from M/A Com and for subsequent damages resulting from
such misrepresentations.   Dr. Weinstein has denied the charges and has
counterclaimed against the Company and certain officers for indemnification in the event that the Company is successful. In addition, he has counterclaimed against the Company for approximately $33,000 claiming that he is entitled to be indemnified by the Company for legal fees. Dr. Weinstein is no longer a defendant or counter claimant in this action as a result of the agreement reached on May 27, 1996. M/A Com filed a motion for cancellation of the Company's request for "out of boundaries" jurisdiction. M/A Com denies the judicial competence of the Israeli Court to deliberate the suit. M/A Com also claims prescription and other preliminary claims. The motion is scheduled for hearing on March 30, 1997.

ITEM 3
PROPERTIES

     The Company's executive offices consist of approximately 400 square feet located at 445 Central Ave. Cedarhurst, New York. Microkim's executive offices and manufacturing facilities are located in a light industrial area in the city of Haifa, Israel. Microkim's lease which expires on March 31, 1997, covers approximately 7210 square feet at a monthly rental of approximately $5,600 exclusive of utilities. The rent is linked to the U.S. Dollar and the U.S. Consumer Price Index.The Company's productive capacity at this facility is approximately 1400 assembly hours per month. Any excess demand is subcontracted
out since the Company believes this is the most efficient method.   RadioTel's
executive offices are located in Yahud, Israel. The Company believes that its properties are sufficient for its needs at the present time.


ITEM 4
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its annual meeting of shareholders on November 15, 1996. At the meeting, Benjamin Sporn, Heather Loren, Ron Levy and Barry Braunstein were each elected as directors of the Company for a term of one year or until his/her successor is duly elected and qualified. The Shareholders approved a ten-for-one reverse stock split. 38,940,809 votes were cast for the split and 200 votes were cast against the split. In addition, the Shareholders approved an amendment to the Company's 1990 Stock Option Plan increasing the number of shares of Common Stock which may be issued under the Plan from 2,500,000 (pre split) to 8,000,000 shares (pre split). 38,757,837 votes were cast for the amendment, 400 votes cast against and 1,182,772 votes abstained.

PART II
ITEM 5
MARKET FOR THE COMPANY'S COMMON
EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's securities are currently listed for trading on the Bulletin Board. Prior to November 25, 1996, the effective date of the ten-for-one reverse stock split, the shares of Common Stock, $.001 par value, were trading under the symbol MICL. On the effective date of the reverse stock split, shares of Common Stock, $.01 par value, were traded under the symbol MICE. The following table sets forth the range of high and low bid prices of the Company's Common Stock for the fiscal quarters of 1995 and 1996. These quotations represent prices between dealers in securities, do not include retail mark-ups, mark-downs or commissions and do not necessarily represent actual transactions. The quotes have been retroactively adjusted to reflect the ten-for-one reverse stock split which took effect November 25, 1996.

                    Fiscal Year Ended   Fiscal Year Ended
                    SEPTEMBER 30,1995   SEPTEMBER 30, 1996
                    -----------------   ------------------
                    HIGH BID  LOW BID   HIGH BID   LOW BID
                    --------  -------   --------   -------

COMMON STOCK (MICE)
First Quarter        *          *        $ .70         .70
Second Quarter       .70        .625       .70         .70
Third Quarter        .70        .70      $2.25       $2.25
Fourth Quarter       .70        .70       3.75        3.75

_______________________
*    No bids were entered.

     The Company has not paid a dividend on its shares of common stock and does not anticipate paying cash dividends in the foreseeable future.



ITEM 6
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     IMPACT OF INFLATION, DEVALUATION AND FLUCTUATION OF CURRENCIES ON THE RESULTS OF OPERATIONS.

     All of the Company's operations in Fiscal 1996 were conducted through its Israeli subsidiary, Microkim. Microkim maintains its financial records in United States Dollars. Transactions and balances originally denominated in dollars are presented at their original amounts. Transactions and balances in currencies other than the dollar are remeasured into dollars in accordance with the principles set forth in Statement No. 52 of the Financial Accounting Standards Board.

     Fluctuations in the rate of exchange between the dollar and such other currencies result in the recognition of financial income or loss. The Company manages its Israeli operations with the object of protecting against material net financial loss in U.S. dollar terms from the impact of Israeli inflation and currency devaluation on its non U.S. dollar assets and liabilities. In the twelve month period ended September 30, 1996 ("Fiscal 1996"), the Israeli Consumer Price Index ("ICPI") increased by 11.4%, as compared with a 7.5% aggregated devaluation of the shekel against the U.S. dollar. There can be no assurance that the Government of Israel will devalue the shekel from time to time to offset the effects of inflation in Israel. See Note 3 of the Notes of the Consolidated Financial Statements.

     In computing taxable income, the Company's Israeli subsidiary is entitled under Israeli income tax rules to certain deductions designed to avoid taxation of inflationary gains measured in Israeli currency. If these laws or governmental programs were modified or terminated as they apply to the Company, there could be an adverse effect on the results of operations of the Company.

FINANCIAL CONDITION:

     The Company's operations in Fiscal 1996 have been financed principally by revenues from operations, proceeds from the sale of Common Stock in a private placement, research and development grants and a decrease in cash and cash equivalents.


In Fiscal 1996, the Company issued 356,000 (post split) shares of common stock in a private placement at $.50 per share and received subscriptions for 50,000 shares (post split) at $2 per share.

     The total amount of outstanding loans, credit facilities and guarantees from banks at September 30, 1996 were approximately $741,000 and is secured by liens on certain of Microkim's property and equipment, share capital and insurance rights, and by a secured interest in all of Microkim's assets. This amount includes approximately $150,000 of long term borrowings from Israel Industrial Development Bank Ltd. to be repaid between 1996 and 2000. This also includes approximately $269,000 of performance guarantees pursuant to contracts with customers. The Company does not have any unused lines of credit.

     During Fiscal 1995, Microkim reached an agreement with its landlord to repay approximately $130,000 in back rent in 51 monthly installments. The Company guaranteed this agreement. As of September 30, 1996 the outstanding balance of back rent is approximately $79,000.

     The Company is committed to pay royalties to the Office of the Chief Scientist of the State of Israel ("OCS") in respect to products under development for which the OCS participated by way of grant. The royalty is computed at the rate of 2%-3% of proceeds from sales of such products up to the amount of such grant (approximately $1,253,935 as of September 30, 1996). Royalties paid during Fiscal 1996 amounted to approximately $4,530.

     In the year ended September 30, 1996, net cash and cash equivalents decreased by $121,238 as a result of purchase of equipment of $69,950, repayment of long term liabilities of $196,161 and $157,663 used in operating activities. This was partially offset by $271,882 of proceeds from issuance of common stock and an increase of short term bank credits of $37,546.

     As of September 30, 1996, $321,057 of short term bank credits were denominated in New Israeli Shekels and $900 of cash and cash equivalents are denominated in Israeli Shekels.

     The Company has been experiencing difficulty in making timely payments to its trade and other creditors. As of September 30, 1996, the Company had past due payables in the amount of approximately $150,000. Deferred payment terms have been negotiated with most of these vendors. However, certain vendors have suspended parts deliveries to the Company. As a result, the Company may not always be able to make all shipments on time, although no orders have been canceled to date. Were significant volumes of orders to be canceled, the Company's ability to continue to operate would be jeopardized.

     Due to the weakness of the defense market, the Company intends to place emphasis on increasing its commercial line of products and commercial market base. It is the policy of the Company to accept only those orders which are worthwhile economically and the Company has also tended to accept mainly larger orders for a limited number of projects, the most important of which tend to be with strategic partners as with the projects with ASDI and ArrayComm. A significant portion of the future revenues of the Company will be dependent on the success of these two projects.

     The Company believes, based upon a balanced budget for Fiscal 1997, that its remaining cash resources as of September 30, 1996, plus additional funds of up to $1,000,000 currently anticipated to be raised through the sale of stock at $2.00 per share through September 1997, will be sufficient to fund the Company's operations through September 30, 1997. The additional $1,000,000 will be used for financing the operations of RadioTel. In the event that such additional financing is not consummated, the Company will be required to reduce the activities of RadioTel. There can, however, be no assurance that current sales agreements will not be canceled, and/or funding from the Chief Scientist or BIRD Foundation will be received at all or at anticipated levels, or that unanticipated events requiring the expenditure of funds will not occur. The Company does not have any additional arrangements for any equity or debt financing at this time. The satisfaction of the Company's cash requirements after September 30, 1997 will depend in large part on the ability of the Company to raise capital or obtain loans from shareholders and to attain profitability.

     In the event that the necessary cash resources are not received prior to September 30, 1997, or in the event that any unforeseen events require an unexpected outlay of cash resources prior to September 30, 1997, the Company will need to substantially reduce its operations, including further reductions in personnel, research and development and in other expenses, and reduce the activities of RadioTel.

     RESULTS OF OPERATIONS

     Year ended September 30, 1996 compared to the year ended September 30, 1995.

     Sales in the Fiscal year ended September 30, 1996 ("Fiscal 1996") were $3,105,392 as compared with $2,701,243 in the year ended September 30, 1995 ("Fiscal 1995"), primarily due to increases in sales of microwave radios and Radar Signal Simulators.

     Cost of sales in Fiscal 1996 was 74% of sales or $2,298,886, as compared with 73% or $1,969,521 in the same period in 1995. In Fiscal 1996, cost of materials was approximately 46% of sales compared to approximately 34% of sales in Fiscal 1995, subcontractor expenses were approximately 3% of sales in Fiscal 1996 compared to approximately 8% of sales in Fiscal 1995, salaries were approximately 16% of sales in Fiscal 1996 compared to approximately 25% in Fiscal 1995 and other expenses and depreciation were approximately 6% of sales in Fiscal 1996 compared to approximately 5% of sales in Fiscal 1995.

     Research and Development expenses net of government subsidies decreased from $416,626 or 15% of sales in Fiscal 1995 to $327,529 or 11% of sales in Fiscal 1996. The decrease was caused primarily by a reduction in the scale of the Company's research and development activities.

     Selling expenses increased from $146,720 or 5% of sales in Fiscal 1995 to $196,410 or 6% of sales in Fiscal 1996. The increase resulted primarily from an increase in marketing expenses as part of the increased marketing activities of the company.

     General and Administrative expenses decreased from $499,276 or 18% of sales in Fiscal 1995 to $300,261 or 9% of sales in Fiscal 1996.

    In Fiscal 1996 Interest expense decreased to $97,827 or 3% of sales as compared with $112,666 or 4% of sales in Fiscal 1995. The decrease is mainly attributable to a decrease in interest expense in Fiscal 1996 as a result of a decrease in long term bank credit of $196,161.

     In Fiscal 1996, other income increased to $131,664 compared with $53,828 in Fiscal 1995. The increase in other income is the result of the settlement with the former president (see "Legal Proceedings").

     Due to the above, in Fiscal 1996, the Company reported a net profit of 16,143 $ or $0.003 per common share and in Fiscal 1995, the Company incurred a net loss of $389,738 or $0.1 per common share.


ITEM 7.   FINANCIAL STATEMENTS

     See Pages F-1 through F-17.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable


ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS:


The officers and directors of the Company are as follows:

     Name           Age       Position

 Benjamin Sporn     58        Chairman of the Board

 Ron Levy           48        President and Director

 Marvin Neiman      52        Secretary

 Barry Braunstein   37        Director

 Heather Loren      28        Director


 Benjamin Sporn has been a Director of the Company since December 1990 and Chairman of the Board since November 17, 1993. Mr. Sporn has been an attorney in private practice since January 1990. From 1964 until December 1989, Mr. Sporn was an attorney with AT&T and retired as General Attorney for Intellectual Property Matters. Mr. Sporn is Chairman of Creative Technologies Corp.

 Ron Levy has been President and Director of the Company since October 1, 1996. Prior to that time he was a consultant to Micokim Ltd, the Company's wholly owned subsidiary. From October 1992 to November 1995 he was President and Chief Executive Officer at EUROM Flash Ware Solutions Ltd. and from September 1990 to September 1992 he was Project Manager at SanDisk Corporation in Santa Clara, CA. From September 1982 until September 1990 he was a manager of Tadiran Communication Micro Electronic Center. Mr. Levy has received his B.S. degree in Electrical Engineering and Computer Science from the University of California in Berkeley.

 Marvin Neiman has been the secretary of the Company since July 1987. For more than the past five years he has been the senior partner in the law firm Neiman Ginsburg & Mairanz P.C., New York, New York.

 Barry Braunstein has been a director of the Company since April, 1994. From 1983 to the present, he has been the administrator of Laconia Nursing Home in Bronx, New York. Mr. Braunstein received his B.A. Degree from Adelphi University in 1985.

 Heather Loren has been a director of the Company since August, 1995. From September, 1994 until the present, Ms. Loren has been a consultant with the firm of Coopers & Lybrand, LLP. From December, 1991 until August of 1992, she was in geriatric research at Hadasa Hospital in Jerusalem. From June, 1989 until December, 1991 she held various managerial positions at the Bridgeport Healthcare Center and White Plains Nursing Home. She received her Masters degree in management from Northwestern University in 1994 and a B.A. degree from Columbia University.

 Each of the Company's Directors has been elected to serve until the next annual meeting of the Shareholders. The Company's executive officers are appointed annually by the Company's Directors. Each of the Company's Directors and Officers continues to serve until his successor has been duly elected and qualified. The outside directors are entitled to receive $6,000 per year from the Company. The directors of Microkim are Ron Levy, Joseph Moscovitz and Tzvi Siegel. To the Company's knowledge, there were no delinquent Section 16(a) filers for transactions in the Company's securities during fiscal year ended September 30, 1996.


ITEM 10.  EXECUTIVE COMPENSATION:

EXECUTIVE COMPENSATION

     The following table sets forth all compensation received for services rendered to the Company by certain executive officers during each of the past three fiscal years ended September 30, 1996. No other executive officer received compensation in excess of $100,000 during any of the last three fiscal years.

                              SUMMARY COMPENSATION TABLE


                                 ANNUAL                      LONG-TERM
                              COMPENSATION                  COMPENSATION
NAME AND PRINCIPAL                           OTHER ANNUAL      AWARDS
     POSITION         YEAR      SALARY ($)   COMPENSATION     OPTIONS #
JOSEPH MOSCOVITZ,                $84,590     18,750    (1)
PRESIDENT, CHIEF
EXECUTIVE OFFICER     1996                                       -0-
                      1995       $76,976     18,323    (1)     15,000

                      1994 (2)   $36,153      $ 8,424  (1)       -0-

____________________________
(1)  TOTAL VALUE OF NON-CASH COMPENSATION.

(2) REPRESENTS COMPENSATION FOR A PARTIAL YEAR. IN 1994 HE WAS COMPENSATED AT THE RATE OF $82,204 PER ANNUM.

                                OPTION GRANTS IN 1996



                              Percent of Total
                               Options Granted
     Name (a)       Options    To Employees in    Exercise       Expiration
                  Granted (b) Fiscal Year 1995(c) Price (d)      Date (e)
 RON LEVY         100,000 (1)         80%              $2.00     AUGUST 28, 2001
 BENJAMIN SPORN    25,000 (1)         20%              $2.00     AUGUST 28, 2001

____________________________
(1)  EXERCISABLE TO THE EXTENT OF 25%  PER YEAR COMMENCING AUGUST 28, 1997 .

             AGGREGATED OPTION EXERCISES IN 1996 AND FOR YEAR-END VALUES


                                                                          Value of
                                                                         Unexercised
                                                     Number of          in-the-Money
                                                 Unexercised Options   Options at Fiscal
                                                  at Fiscal Year-End    Year-End ($)

Name                Shares Acquired     Value       Exercisable/        Exercisable/
                    on Exercise (#)  Realized ($)  Unexercisable (d)   Unexercisable (e)
                    (b)              (c)

RON LEVY                 -0-              -0-         0/100,000             -0-/-0-
BENJAMIN SPORN           -0-              -0 -         3000/34,000           -0-/-0-
JOSEPH MOSCOVITZ (1)     -0-              -0 -         7,500/7,500       $18,000/18,000


(1)  PRESIDENT UNTIL SEPTEMBER 30, 1996 .


     The Shareholders in 1992 approved an amendment to the Company's By-Laws to provide that the Company may pay the Board of Directors annual and/or per meeting Director's Fees. The Company intends to compensate outside directors $6,000 per year.

STOCK OPTION PLAN

     In November 1990, the Company's Board of Directors adopted, and its Shareholders approved, the 1990 Stock Option Plan (the "Plan"), which was amended by the Shareholders at the 1996 annual meeting and provides for the grant of incentive and/or non-qualified stock options to purchase up to 800,000 (post split) shares of Common Stock to any officer, director, consultant or employee when the Board, in its sole discretion, determines that a grant of options to such person would be in the best interests of the Company. Incentive stock options granted under the Plan shall be pursuant to a written agreement for a term not exceeding ten (10) years (five (5) years for Shareholders owning more than ten percent (10%) of the Common Stock of the Company). The exercise price of the options shall be established by the Board at the time of grant of the option but cannot be less than one hundred percent (100%) of the fair market value at the time of grant of the option. If the recipient owns more than ten percent (10%) of the Common Stock of the Company, the exercise price must be at least one hundred and ten percent (110%) of the fair market value of the underlying Common Stock at the time of grant. The aggregate fair market value (determined as of the date of grant) of the shares of Common Stock with respect to which incentive stock options are exercisable for the first time by an employee during any calendar year may not exceed $100,000. Other terms and conditions of options granted under the Plan, which expires November 2000, are determined by the Board of Directors. The number of shares subject to outstanding options will be appropriately adjusted upon the happening of any stock split, stock dividend, recapitalization, combination, subdivision,
issuance of rights or other similar corporate change.   Persons who are
residents of the State of Israel for the purpose of the Israeli Currency Control Regulations, who own more than 5% of the total outstanding shares of the Company would be required to get the consent of the Bank of Israel to accept offers of stock options from the Company. To date the Company has granted options to purchase 556, 620 shares of Common Stock, $.01 par value. None of the options previously granted under the Plan has been exercised.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table sets forth, as of December 15, 1996, certain information as to the stock ownership of each person known by the Company to beneficially own 5% or more of the Company's outstanding Common Stock, by each director of the Company who owns any shares of the Company's Common Stock and by all
officers and directors as a group:     This table takes into effect the
ten-for-one reverse stock split.



                                                        Percentage of
Name of                  Amount and Nature of           Class as of
Beneficial owner         Beneficial Ownership (1)      December 15, 1996
----------------         ------------------------      -----------------

Bonnie Septimus (2)        446,000                      8.9%
72 Lord Avenue
Lawrence, New York

Barry Septimus (3)         527,086                      9.7%
72 Lord Avenue
Lawrence, New York

Benjamin Sporn              48,000 (4)                  *

Heather Loren              232,250 (5)                  4.6%

Barry Braunstein (4)       102,000                      2%

Ron Levy                      -0-                       *

All officers and directors
as a group (5 persons)     382,250                      7.1%



 *   Less than 1%

(1) Except as otherwise indicated, all shares are beneficially owned, and sole voting and investment power is held by the persons named.

(2) This includes 6,000 shares of Common Stock owned by certain of her children but does not include shares listed below owned by her husband, Barry Septimus, shares of Common Stock held in trust for her children where she is not the Trustee or shares owned by her independent children.

(3) Does not include Shares owned by Mr. Septimus' children or his wife, Bonnie Septimus, listed above. Mr. Septimus disclaims beneficial ownership of these Shares. The amount includes 224,000 shares of Common Stock owned by Quest Enterprises, Inc., which is 50% owned by Mr. Septimus. Also includes 93,086 Shares issuable upon exercise of options and warrants owned by Quest Enterprises, Inc.

(4) Includes 3,000 Shares issuable upon exercise of stock options.

(5) Includes 2,000 Shares issuable upon exercise of stock options

(6) Consists of 2,000 Shares issuable upon exercise of stock options and Shares which have been purchased by Mr. Braunstein's family in a private placement in September 1994. Mr. Braunstein disclaims beneficial interest in these shares.


 Item 12.  CERTAIN RELATIONS AND RELATED TRANSACTIONS

     In January 1993, the Company entered into an agreement with Quest Enterprises, Inc. ("Quest"), of which Barry Septimus, a principal shareholder of the Company, owns 50%, to provide marketing, consulting and other services as reasonably required by the Company for the purpose of securing for the Company research and development contracts, joint development programs, strategic partnerships, business opportunities and production and sales contracts with North American Companies and other entities on an exclusive basis in North America. The Company is paying Quest a fee in the amount of $5,000 per month plus expenses (reduced from $6,000 per month). In addition, in the event that the services provided by Quest to the Company result in a contract being awarded to the Company, Quest will be entitled to a commission in the amount of 1.5% of the revenues received. In September 1996, Quest voluntarily reduced this percentage to 1% at the same time as the Company employed Ron Levy who is to receive .05% of U.S. sales. In the event that the services provided by Quest result in a joint venture or other equity arrangement between Micel Corp. and the potential partner, Quest will be entitled as a commission to a reasonable equity position in such joint venture not to exceed 15% of the equity of the joint venture. Quest is also entitled to 25% of any royalties received by the Company from parties introduced to the Company by Quest.

     In August 1994, Quest agreed to assist Microkim in management and operations. In November 1994, the Shareholders approved the issuance of a warrant to Quest to purchase 61,436 shares of Common Stock of the Company at $.60 per share. In May 1995, the Board of Directors granted Quest a stock option exercisable to purchase an additional 96,620 shares of Common Stock at $.6875 per share. The options vest at a rate of 25% per year, with the first installment vesting on May 23, 1996. In August 1996, the Company granted Quest, subject to obtaining shareholder approval of a proposal to raise the number of shares issuable under the Plan, an additional option to purchase 100,000 shares of Common Stock, $.01 par value, at $2.00 per share, exercisable in four equal annual installments commencing on August 18, 1997. The Shareholders approved the amendment to the stock option plan at the 1996 Shareholders meeting.

      As of March 1996, independent children of Barry Septimus purchased 50,000 (post split numbers) Shares of the Company at $.50 per Share and Benjamin Sporn purchased 36,000 (post split numbers) Shares at $.50 per Share as of June 1996.

     In August 1996, the Board of Directors approved, subject to obtaining shareholder approval of the proposal to amend the Plan, options to each of the current directors to purchase 25,000 shares of Common Stock at $2.00 per share, exercisable in four equal annual installments, commencing on August 18, 1997. In addition, the Company granted to Mr. Mark Loren, consultant to the Company, and father of Ms. Heather Loren, a director of the Company, an option to purchase 50,000 shares of Common Stock on the same terms and conditions described above. The Shareholders approved the amendment to the stock option plan at the 1996 Shareholder's meeting.


 Item 13.  Exhibits, List and Reports on Form 8-K.

   (a) Exhibits.

    3.1  - Certificate of Incorporation of Registrant (1)
    3.2 - Certificates of Amendment to the Certificate of Incorporation of Registrant (1)
    3.3  - By-Laws (1)
    4.1  - Form of Warrant Agreement (1)
    4.2  - Form of Unit Purchase Option (1)
   10.3  - 1990 Stock Option Plan (1)
   10.4  - Agreement with Quest Enterprises, Inc. (2)
   10.5  - Representative Agreement with RF Electronic Sales, Inc.  (5)
   10.6  - Memorandum of Understanding with Advanced Systems Development Inc.
(5)
   10.7  - Organization Agreement among Microkim Ltd, Fairchild Data Inc., Teuza
  - A Fairchild Technology Venture Ltd. and Misat Ltd. (3)
   10.8 - Agreements dated as of October 1, 1995 between Teledata Communications Ltd., Mikrokim Ltd. and
         -  AIL Systems, Inc. (6)
   10.9  - Shareholders Agreement with Export Business & Services, Inc.
   10.10 - Agreement with ArrayComm, Inc.

   (1) Filed with Registration Statement 33-40512
   (2) Filed with Form 10-Q for the quarter ended June 30, 1993
   (3) Filed with Form 10-K for year ended September 30, 1992
   (4) Filed with Form 10-KSB for the year ended September 30, 1993
   (5) Filed with Form 10-KSB for the year ended September 30, 1994
   (6) Filed with Form 10-KSB for year ended September 30, 1995 Reports on Form 8-K

       None

                                      SIGNATURES
                                      ----------


 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: January 7, 1997

                                   MICEL CORP.

                              By:  s/Ron Levy
                                  ---------------------------------------
                                   Ron Levy, President


 Pursuant to the Requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and dates indicated.



SIGNATURE                               TITLE
                                        DATE





 s/Benjamin Sporn             Director and Chairman
------------------------
Benjamin Sporn                 January 3, 1997




 s/Ron Levy                        Director, President and Chief Executive
------------------------
Ron Levy                           and Financial Officer
                                   January 7, 1997


 s/Heather Loren                   Director
------------------------
Heather Loren                      January 3, 1997




 s/Barry Braunstein                Director
------------------------
Barry Braunstein                   January 7, 1997

                      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                      ------------------------------------------



                                                                          PAGE
                                                                          ----

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                                  F-2

CONSOLIDATED FINANCIAL STATEMENTS:

  Consolidated Balance Sheet - September 30, 1996                         F-3

  Consolidated Statements of Operations
    For the Years Ended September 30, 1996 and 1995                       F-4

  Consolidated Statements of Changes in Shareholders' Equity
    For the Years Ended September 30, 1996 and 1995                       F-5

  Consolidated Statements of Cash Flows
    For the Years Ended September 30, 1996 and 1995                       F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                          F-7 - F-17

                       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To the Shareholders of Micel Corp:

We have audited the accompanying consolidated balance sheet of Micel Corp. (a New York corporation) and subsidiaries as of September 30, 1996, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the years ended September 30, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Micel Corp. and subsidiaries as of September 30, 1996, and the results of their operations and their cash flows for the years ended September 30, 1996 and 1995, in conformity with generally accepted accounting principles.


                                               ARTHUR ANDERSEN LLP


New York, New York
December 16, 1996

                             MICEL CORP. AND SUBSIDIARIES
                             ----------------------------

                              CONSOLIDATED BALANCE SHEET
                              --------------------------

                                  SEPTEMBER 30, 1996
                                  ------------------

ASSETS
------

CURRENT ASSETS:
  Cash and cash equivalents                                        $    81,089
  Trade accounts receivable                                          1,253,066
  Other receivables, net of allowance for doubtful
     accounts of $30,000                                                86,093
  Inventories                                                          708,925
                                                                   -----------
         Total current assets                                        2,129,173

DEPOSITS WITH INSURANCE COMPANIES AND PENSION FUNDS                    181,369

PROPERTY AND EQUIPMENT, net                                            209,329
                                                                   -----------
         Total assets                                              $ 2,519,871
                                                                   ===========


LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Bank overdraft facilities                                        $   321,057
  Current maturities of long-term debt                                 106,957
  Accounts payable and accrued liabilities                           1,398,632
  Advances from customers                                              177,109
                                                                   -----------
         Total current liabilities                                   2,003,755
                                                                   -----------

ACCRUED SEVERANCE PAY                                                  226,582
                                                                   -----------

LONG-TERM DEBT, net of current maturities                               44,508
                                                                   -----------

OTHER LONG-TERM LIABILITIES                                             45,172
                                                                   -----------

COMMITMENTS AND CONTINGENCIES (Note 9)

SHAREHOLDERS' EQUITY:
  Preferred stock:  $.001 par value -- redeemable or convertible;
     5,000,000 shares authorized; no shares issued and outstanding
  Common stock:  $0.01 par value -- 25,000,000                           --
     shares authorized; 5,365,380
     shares issued and outstanding                                      53,654
  Additional paid-in capital                                         5,785,986
  Accumulated deficit                                               (5,639,786)
                                                                   -----------
         Total shareholders' equity                                   199,854
                                                                   -----------
         Total liabilities and shareholders' equity                $ 2,519,871
                                                                   ===========


The accompanying notes are an integral part of this consolidated balance sheet.

                             MICEL CORP. AND SUBSIDIARIES
                             ----------------------------

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                        -------------------------------------

                   FOR THE YEARS ENDED SEPTEMBER 30, 1996 AND 1995
                   -----------------------------------------------



                                                     1996           1995
                                                  ----------     ----------
SALES                                             $3,105,392     $2,701,243

COST OF SALES                                     (2,298,886)    (1,969,521)
                                                  ----------     ----------
          Gross profit                               806,506        731,722
                                                  ----------     ----------

RESEARCH AND DEVELOPMENT EXPENSES, net               327,529        416,626

SELLING EXPENSES                                     196,410        146,720

GENERAL AND ADMINISTRATIVE EXPENSES                  300,261        499,276
                                                  ----------     ----------
          Total operating expenses                   824,200      1,062,622
                                                  ----------     ----------

          Loss from operations                       (17,694)      (330,900)

INTEREST AND OTHER INCOME                            131,664         53,828

INTEREST AND OTHER EXPENSE                           (97,827)      (112,666)
                                                  ----------     ----------
          Net income (loss)                       $  16,143      $ (389,738)
                                                  ==========     ==========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING         5,165,190      3,666,930
                                                  ==========     ==========
NET INCOME (LOSS) PER COMMON SHARE                $       -      $    (0.12)
                                                  ==========     ==========


 The accompanying notes are an integral part of these consolidated statements.

                             MICEL CORP. AND SUBSIDIARIES
                             ----------------------------

              CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
              ----------------------------------------------------------

                   FOR THE YEARS ENDED SEPTEMBER 30, 1996 AND 1995
                   -----------------------------------------------


                                                                Preferred Stock               Common Stock
                                                               ------------------       --------------------------
                                                                 # of       Par             # of          Par
                                                                Shares     Value           Shares        Value
                                                               --------  --------       ------------ -------------
BALANCE, September 30, 1994                                      830      $   -          25,827,300   $    25,827

  Conversion of preferred stock to common stock, including
  dividends accrued through date of conversion                  (810)         -          18,984,000        18,984

  Cancellation of preferred stock                                (10)         -               -               -

  Issuance of common stock in private placement                    -          -           5,400,000         5,400

  Net (loss)                                                       -          -               -               -

                                                                -----     ------        ------------   -----------
BALANCE, September 30, 1995                                       10          -          50,211,300        50,211

  Issuance of common stock in private placement                    -          -           4,060,000         4,060

  Redemption of preferred stock                                  (10)         -               -               -

  Retirement of common stock                                       -          -            (617,500)         (617)

  1 for 10 reverse stock split                                     -          -         (48,288,420)          -

  Net income                                                       -          -               -               -
                                                                -----     ------        ------------   -----------

BALANCE, September 30, 1996                                        -      $   -           5,365,380   $    53,654
                                                                -----     ------        ------------   -----------
                                                                -----     ------        ------------   -----------

                                                                               Additional     Accumulated
                                                                            Paid-in Capital     Deficit       Total
                                                                            ---------------   -----------    -----------
BALANCE, September 30, 1994                                                  $ 5,183,606      $(5,125,391)    $  84,042

  Conversion of preferred stock to common stock, including
  dividends accrued through date of conversion                                   120,216         (139,200)           -

  Cancellation of preferred stock                                                (10,000)              -        (10,000)

  Issuance of common stock in private placement                                  264,600               -        270,000

  Net (loss)                                                                         -           (389,738)     (389,738)
                                                                             ------------     ------------    ----------

BALANCE, September 30, 1995                                                    5,558,422       (5,654,329)      (45,696)

  Issuance of common stock in private placement                                  267,822               -        271,882

  Redemption of preferred stock                                                  (10,000)          (1,600)      (11,600)

  Retirement of common stock                                                     (30,258)              -        (30,875)

  1 for 10 reverse stock split                                                       -                 -             -

  Net income                                                                         -             16,143        16,143
                                                                             ------------     ------------    ----------

BALANCE, September 30, 1996                                                  $ 5,785,986      $(5,639,786)    $ 199,854
                                                                             ------------     ------------    ----------
                                                                             ------------     ------------    ----------



The accompanying notes are an integral part of these consolidated statements.

                             MICEL CORP. AND SUBSIDIARIES
                             ----------------------------
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                        -------------------------------------
                   FOR THE YEARS ENDED SEPTEMBER 30, 1996 AND 1995
                   -----------------------------------------------



                                                                                   1996           1995
                                                                                 ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                              $  16,143      $(389,738)
  Adjustments to reconcile net income (loss) to net cash used in operating activities-
       Depreciation and amortization                                                82,641         91,005
       Loss (gain) on sale of equipment                                                691        (33,225)
       Gain on sale of marketable securities                                           -           (5,144)
       Non-cash gain on reacquisition of stock                                     (30,875)           -
       Provision for allowance for doubtful accounts                                   -           20,000
       Changes in operating assets and liabilities:
          Accounts receivable                                                     (609,165)       188,253
          Inventories                                                              (44,438)       (20,255)
          Accounts payable and accrued liabilities                                 358,508       (177,002)
          Advances from customers                                                   73,537        (73,595)
          Accrued severance pay                                                     (4,705)       (64,542)
                                                                                 ---------      ---------
            Net cash used in operating activities                                 (157,663)      (464,243)
                                                                                 ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of equipment                                                            (69,650)       (57,487)
  Proceeds from sale of equipment                                                    4,408         46,526
  Proceeds from sale of marketable securities                                          -           31,759
                                                                                 ---------      ---------
            Net cash provided by (used in) investing activities                    (65,242)        20,798
                                                                                 ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of long-term debt                                                     (196,161)      (221,568)
  Net change in short-term bank overdraft facilities                                37,546       (120,202)
  Proceeds from issuance of common stock                                           271,882        270,000
  Redemption of preferred stock                                                    (10,000)           -
  Payment of cash dividends                                                         (1,600)           -
                                                                                 ---------      ---------
            Net cash provided by (used in) financing activities                    101,667        (71,770)
                                                                                 ---------      ---------


            Decrease in cash and cash equivalents                                 (121,238)      (515,215)

CASH AND CASH EQUIVALENTS, beginning of year                                       202,327        717,542
                                                                                 ---------      ---------
CASH AND CASH EQUIVALENTS, end of year                                           $  81,089      $ 202,327
                                                                                 =========      =========

SUPPLEMENTAL CASH FLOW INFORMATION:
     Interest paid                                                               $  76,442      $ 120,514

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:


During the year ended September 30, 1995, the Company accrued dividends on preferred stock of $139,200, which was paid by the issuance of 278,400 shares of common stock at the rate of $.50 per share.

During the year ended September 30, 1995, the Company converted 810 shares of Preferred Stock, with an original $810,000, into 1,620,000 shares of common stock at the rate of $.50 per share.

                             MICEL CORP. AND SUBSIDIARIES
                             ----------------------------

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      ------------------------------------------

                             SEPTEMBER 30, 1996 AND 1995
                             ---------------------------



1. ORGANIZATION

Micel Corp. (the "Parent") was incorporated on June 25, 1987, for the purpose of owning, financing and managing Microkim Limited (the "Subsidiary"). The Subsidiary is an Israeli corporation which is engaged in the development, manufacture and sale of microwave components and tailor-made integrated assemblies for military and commercial applications. In May 1996, the Parent incorporated another subsidiary, Radiotel, to engage in the development and manufacture of radio transceivers for telephone network applications (together with Microkim Limited, the "Subsidiaries") (collectively, the "Company"). In October 1996, the Company formed Micel Wireless Corp. ("Micel Wireless"), a joint venture between the Company and Export Business Service ("EBS"), to design, manufacture, market and sell wireless telephone terminals and other related products.

2. MANAGEMENT'S PLANS AND FUTURE UNCERTAINTIES

As reflected in the accompanying consolidated financial statements, the Company has suffered recurring losses and negative cash flows from operations. Furthermore, effective July 20, 1993, the Company was delisted from NASDAQ over-the-counter market trading due to insufficient capital and is now trading on the Bulletin Board. The Company's continued existence is dependent upon its ability to achieve and maintain profitable operations and positive cash flows. Additionally, the Company has benefited from a cost reduction program which reduced overhead costs and increased production efficiencies. During the first quarter of fiscal 1997, the Company has obtained additional equity financing of $400,000, and expects an additional $500,000 from the same parties during fiscal 1997. The Company believes that its remaining cash resources at year end and current sales agreements, plus additional equity financing referred to above, will be sufficient to fund the Company's operations through September 1997. There can be no assurance that funding from the Chief Scientist of the Israeli Ministry of Industry and Trade will continue to be received at all or at anticipated levels, that committed equity transactions will be consummated, or that unanticipated events requiring the expenditure of funds will not occur. In the event that the necessary cash resources are not received prior to September 1997, or in the event that any unforeseen events require an unexpected outlay of cash resources prior to September 1997, the Company may need to substantially reduce its operations, including further reductions in personnel, research and development and in other expenses.

3. SIGNIFICANT ACCOUNTING POLICIES

BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of the Parent and its wholly-owned Subsidiaries and have been prepared in accordance with generally accepted accounting principles in the United States. All material intercompany transactions and balances have been eliminated for consolidation purposes.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments, purchased with a maturity of three months or less, to be cash equivalents. At September 30, 1996, cash equivalents are not material.

Effective October 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities " ("SFAS 115"). SFAS 115 addresses the accounting and reporting for investments in debt and equity securities. Securities classified as available for sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders' equity (on an after tax basis). Gains and losses on the disposition of securities are recognized on the specific identification method in the period in which they occur.

INVENTORIES

Inventories are valued at the lower of cost or market. Raw materials are valued on the weighted average basis. Work in process is calculated based on the value of raw materials used, plus labor and overhead which are valued using the average standard cost.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost, net of grants received. Depreciation on property and equipment is provided using the straight-line method, over the estimated useful lives of the assets. Amortization of leasehold improvements is provided using the straight-line method over the shorter of their estimated useful lives or lease term. The estimated useful lives are as follows:



               Machinery and equipment            5 years
               Computer systems                   5 years
               Vehicles                           7 years
               Office furniture and equipment     10 years
               Leasehold improvements             10 years

NET INCOME (LOSS) PER COMMON SHARE

Net income (loss) per common share has been computed using the weighted average number of common shares outstanding for each year presented. Common stock equivalents have not been included in the per share computation to the extent they are anti-dilutive. Earnings used for the per share computation are adjusted for cumulative preferred dividend requirements.

RESEARCH AND DEVELOPMENT

Research and development expenses, net of subsidies from the Chief Scientist of the Israeli Ministry of Industry and Trade of $117,190 and $72,479 for the years ended September 30, 1996 and 1995, respectively, are charged to income as incurred (see Note 9).

TRANSLATION OF FOREIGN CURRENCY

The functional currency of the Subsidiary is deemed to be the U.S. dollar. Accordingly, its accounts are remeasured in dollars and translation gains and losses are included in the statement of operations.

REVENUE RECOGNITION

Revenue is recognized according to contract terms, either upon shipment or for "milestone" contracts, on the basis of "milestones" as determined in the contracts, which reflect closely actual expenditures incurred over the life of the contract.

PRODUCT WARRANTIES

The provision for product warranty is recorded on the basis of the Subsidiary's experience and engineering estimates.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

ACCOUNTING FOR IMPAIRMENT OF LONG-LIVED ASSETS

During March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to Be Disposed Of." This statement establishes financial accounting and reporting standards for the impairment of long lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long lived assets and certain identifiable intangibles to be disposed of. This statement is effective for financial statements for fiscal years beginning after December 15, 1995, although earlier application is encouraged. The Company does not expect that the adoption of SFAS 121 will have a material effect on its financial statements.

STOCK BASED COMPENSATION

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"), which will require companies either to reflect in their financial statements or reflect as supplemental disclosure the impact on earnings and earnings per share of the fair value of stock based compensation using certain pricing models for the option component of stock option plans. It is the Company's intention to continue to account in its basic financial statements under the general philosophy of Accounting Principles Board Opinion No. 25, as allowed under the new standard, which measures only the intrinsic option value as compensation. Disclosure, as required by SFAS 123, will be made commencing with the Company's financial statements for the year ending September 30, 1997 and will reflect the impact of the compensation for options issued in 1997 and 1996 (if any) in the Notes to the Consolidated Financial Statements. Accordingly, SFAS 123 has no impact on the financial position and results of operations for any period described herein.

4. INVENTORIES

Inventories consisted of the following as of September 30, 1996:


               Raw materials       $490,048
               Work in process      218,877
                                   --------
                                   $708,925
                                   ========

Included in work in process inventories are labor and overhead of approximately $75,000 and $28,000, respectively, at September 30, 1996.

5. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of September 30, 1996:




               Machinery and equipment                 $1,679,507
               Computer systems                           251,394
               Vehicles                                    73,682
               Office furniture and equipment             122,615
               Leasehold improvements                      55,718
                                                       ----------
                                                        2,182,916
               Less:  Accumulated depreciation and
                       amortization                     1,973,587
                                                       ----------
                                                       $  209,329
                                                       ==========

6. LONG-TERM DEBT

Long-term debt consisted of the following at September 30, 1996:



                                               Annual
                                              Interest                      Principal
                                                Rate        Maturity       Outstanding
                                             ----------     ---------      -----------
Israel Industrial Development Bank Ltd.      LIBOR + 2%     1996-2000       $ 141,047
Bank Leumi Le Israel Ltd.                    8.9%           1996-1998          10,418
                                                                            ---------
                                                                              151,465
Less: Current maturities                                                      106,957
                                                                            ---------
                                                                            $  44,508
                                                                            =========



Long-term debt is repayable primarily in semi-annual installments through 2000.

The LIBOR interest rate as of September 30, 1996 was 5.625%.


Long-term debt matures as follows:

                         For the year
                         ended September 30,

                                 1997             $106,957
                                 1998               18,116
                                 1999               15,500
                                 2000               10,892
                                                  --------
                                                  $151,465
                                                  ========

The Company's long-term debt, including current maturities, as well as bank overdrafts, are secured by liens on the Subsidiary's property and equipment, share capital and insurance rights, and by secured interests in all of the Subsidiary's assets.

As of September 30, 1996, $141,047 of long-term debt has been guaranteed by the State of Israel.

7. SEVERANCE PAY PLAN AND MANAGERS' INSURANCE

Under Israeli law, the Subsidiary is required to make severance payments to its dismissed employees. The Subsidiary discharges this liability by annual provisions, payment of premiums to insurance companies under approved plans and by deposits to a severance pay plan.

The Company, as a practice, contributes monies on behalf of its senior Israeli employees to a fund known as "Managers' Insurance". This Fund provides a combination of a savings plan, insurance and severance pay benefits to the employees. The employees contribute an amount equal to 5% of their wages and the Company contributes an additional 13 1/3% of their wages. The Company is relieved of any liability upon payment to the Managers' Insurance Fund.

Expenses for both severance pay and the Managers' Insurance Fund for the years ended September 30, 1996 and 1995 totaled $127,402 and $182,775, respectively.

8. INCOME TAXES

TAXATION OF THE PARENT

The Parent is taxed under the relevant laws in the United States. At September 30, 1996, net operating loss carryforwards ("NOL's") available to reduce future federal taxable income amount to approximately $1,548,000, which expire from 2003 through 2010. The use of such carryforwards may be limited as a result of ownership changes resulting from share issuances. The ultimate realization of the tax benefits is dependent upon the Parent's earning future federal taxable income. The Company has recorded a deferred tax asset in the amount of approximately $526,000 related to its available NOL carryforwards. A valuation allowance for the entire balance has been recorded due to the uncertainty of the tax asset's future realization.

TAXATION OF THE SUBSIDIARY

     The Subsidiary is subject to tax laws in Israel, which provide for:

     a. Measurement of results for tax purposes in terms adjusted for inflation (adjusted to the changes in the Israeli consumer price index; "CPI").

     b. Regular tax rates applicable to income not derived from the "Approved Enterprise" (see c. below) are 39% for tax year 1993, 38% for 1994, 37% for 1995 and 36% for both 1996 and 1997.

     c. Reduced tax rates of 10% - 25% on taxable income derived from certain of the Subsidiary's production facilities which have been granted "Approved Enterprise" status (periods expiring in 1998 and 2005).

At September 30, 1996, the Subsidiary has carryforward tax losses approximating $6.1 million. Under Israeli tax law, this amount is linked to the CPI and may be carried forward indefinitely. In the event that the Subsidiary realizes a benefit in the future for such linkage, income tax expense will be reduced at that time. As the realization of the tax benefit of the loss carryforward is predicated upon the subsidiary achieving profitability, a valuation allowance has been provided for the full amount of the deferred tax benefit. The effective future tax rate cannot be estimated as the allocation of net income in the future between the statutory rate (36-37%) and the "Approved Enterprise" rate (10-25%) is not predictable.

Through September 30, 1996, the Subsidiary underwent income tax audits relating to tax years 1991 through 1993 and paid approximately $60,000 in taxes and fees. The Subsidiary has accrued $20,000 relating to the anticipated outcome of future audits.

9. COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENT

The Subsidiary has entered into an operating lease agreement for the space it occupies, which expires in March 1997. The Company intends to extend the lease term. The rental payments through the lease expiration in 1997 (which are linked to the CPI), approximate $5,818 per month. From November 1994 through September 1995, the Company reduced the amount of leased facilities from approximately 14,000 square feet to approximately 7,100 square feet with the agreement of the lessor. Rent expense for the years ended September 30, 1996 and 1995 was $72,619 and $70,545, respectively.

The Company reached an agreement with its lessor to repay approximately $111,000 in back rent in monthly payments through April 1, 1999. As of September 30, 1996, the amount remaining to be paid in back rent is $75,292, of which $30,120 is included in accounts payable and accrued liabilities with the remainder included in other long-term liabilities.

ROYALTY COMMITMENT

The Subsidiary is committed to pay royalties to the Government of Israel in respect to products under development for which the Government participated by way of grant. The royalty is computed at the rate of 2% to 5% of proceeds from sales of such products, up to the aggregate amount of such grants ($1,253,935 as of September 30, 1996). The commitment is in force for a period of seven years from commencement of sale of each product. Royalties paid during the years ended September 30, 1996 and 1995 totaled $4,530 and $6,429, respectively.

As security for compliance with the terms of an investment grant received from the State of Israel, the Subsidiary registered floating security interests on all of its assets.

BANK GUARANTEES

In connection with certain contracts entered into with customers, the Subsidiary is required to obtain performance guarantees from several banking institutions. The total performance guarantees outstanding at September 30, 1996 were approximately $269,000.

REPRESENTATIVE AGREEMENT

The Company entered into a representative agreement with a company (the "Supplier") in 1993, pursuant to which the Supplier was appointed the exclusive representative for certain product components (RF and microwave) in the United States, Canada and Mexico. In May 1995, the parties amended the agreement to continue relations on a non exclusive basis. The Company will pay the Supplier a commission of 10% on all sales that the Supplier makes. This agreement does not have a specified termination date but may be canceled by either party with 90 days prior written notice. To date, the Company has not yet received any purchase orders pursuant to this agreement.

LEGAL PROCEEDINGS

In April 1994, the former president of the Company commenced an action against the Company in Labor Court in Israel claiming that the Company owes him a total of $91,200 for yearly bonuses and cost of living increases not given to him, for sick days not taken, for the repayment of a 10% across the board salary reduction instituted in December 1992, and for amounts withheld from his paycheck. The Company responded to this claim by denying each of the claims. This claim was withdrawn pursuant to an agreement dated May 27, 1996.

In March 1994, the Subsidiary commenced a civil action in Israel against the former president of the Company and his wife claiming, among other things, that he had purchased from the Subsidiary a company car at a price below the fair market value at the date of purchase, did not make all the payments on the car, sold his family car to the Subsidiary at a higher than fair market value, drew unauthorized checks to himself aggregating approximately $30,000, made unauthorized payments from the Subsidiary for personal expenses and without proper invoices, used the Subsidiary's credit cards to pay personal expenses and aided and abetted the Subsidiary's former chief financial officer to embezzle Subsidiary funds for his own use. The total amount of the claim is approximately $243,000.

On May 27, 1996, an overall settlement agreement was reached between the former president and the Company and the Subsidiary whereby all existing litigation, complaints and disputes between the parties would be withdrawn with prejudice. The former president paid $80,000 to the Subsidiary and surrendered to the Company 617,500 shares of the Company's common stock (prior to the consideration of the reverse stock split) which has been included in interest and other income in the statement of operations.

In July 1994, the Company commenced a civil action in Israel in the approximate amount of $3,000,000 against the previous owner of the Subsidiary and the former president for false representations made by the previous owner of the Subsidiary in connection with the purchase of the Subsidiary from the previous owner of the Subsidiary and for subsequent damages resulting from such misrepresentations. The former president has denied the charges and has counterclaimed against the Company and certain officers for indemnification in the event that the Company is successful. In addition, he has counterclaimed against the Company for approximately $33,000 claiming that he is entitled to be indemnified by the Company for legal fees. The former president is no longer a defendant or counter claimant in this action as a result of the aforementioned agreement reached on May 27, 1996. The previous owner of the Subsidiary filed a motion for cancellation of the Company's request for "out of boundaries" jurisdiction. The previous owner of the Subsidiary denies the judicial competence of the Israeli court to deliberate the suit. The previous owner of the Subsidiary also claims prescription and the other preliminary claims. The motion is scheduled for hearing on March 30, 1997.

The Company believes that the outcome of these proceedings is not likely to have a material adverse effect on the Company's consolidated financial position or results of operations.

10. SHAREHOLDERS' EQUITY

COMMON STOCK

In November 1996, the shareholders approved a one for ten reverse stock split, which reduced the common shares issued and outstanding from 53,653,800 to 5,365,380 and at the same time approved an amendment to the Company's Certificate of Incorporation decreasing the number of authorized shares of common stock from 85,000,000 to 25,000,000 shares. All share and per share references have been restated to reflect the stock split as if it had occurred at the beginning of all periods presented.

In May 1996, the Company settled litigation with the Company's former president and consequently reacquired 617,500 shares of its common stock (prior to the consideration of the reverse stock split). The Company has retired these shares.

PREFERRED STOCK

a. The Company is authorized to issue 5,000,000 shares of preferred stock of $0.001 par value.

b. On September 30, 1993, the Company issued 430 shares of 1993 Preferred Stock (the "1993 Preferred Shares") subject to certain terms and preferences. Total proceeds received by the Company aggregated $420,000.

In connection with the redemption of the 1990 Preferred Shares referred to below, in April 1995 the Company also redeemed the original cost of 410 shares of 1993 Preferred Shares of $410,000, plus accrued but unpaid interest of $49,200 through that date. The total value was converted into 918,400 shares of common stock at a rate of $.50 per share.

In addition to the conversion referred to above, in April 1995, the Company canceled 10 shares of 1993 Preferred Shares for which payment had not been made.

In August 1996, the Company redeemed the 10 remaining 1993 Preferred Shares for their original cost of $10,000, plus accrued but unpaid interest of $1,600 through that date.

c. On September 30, 1990, in connection with the partial repayment of certain noteholders, the Company issued 400 shares of 1990 Preferred Stock (the "1990 Preferred Shares") for $1,000 per share, with terms and preferences similar to the 1993 Preferred Shares discussed above.

     In accordance with the terms of the 1990 Preferred Shares, in April 1995, the Company redeemed the $400,000 initial cost of the 1990 Preferred Shares, plus accrued but unpaid interest of $90,000 through that date. The total value was converted into 980,000 shares of common stock at a rate of $.50 per share.

PRIVATE PLACEMENTS

During fiscal 1996, the Company issued 356,000 shares of common stock at $0.50 per share in a private placement. The Company also received $100,000 for 50,000 shares of common stock at $2.00 per share. The net proceeds of $271,882 were used to retire short term debt.

In June 1995, the Company completed a private placement, issuing 540,000 shares of common stock at $0.50 per share. The net proceeds of $270,000 were used to retire short term debt.

UNDERWRITER'S UNIT PURCHASE OPTION

In connection with the Company's initial public offering in November 1991, the underwriter has an option to purchase 8,000 units at a price of $60.00 per unit exercisable for a period of four years, commencing November 12, 1992. The 8,000 shares of common stock and 8,000 warrants underlying these units were registered by the Company in June 1994. As of September 30, 1996, the unit purchase option has not been exercised. The option expired unexercised in November 1996.

INITIAL PUBLIC OFFERING WARRANTS

In November 1991, the Company completed an initial public offering of 80,000 units of common stock and warrants (for a price of $50.00 per unit), and received net proceeds from the offering of $3,206,792. The units, which are separable, are composed of one share of common stock, and a warrant to purchase one share of common stock at a price of $70.00 per share. In June 1994, the Company registered 1,360,000 shares of common stock and lowered the exercise price of the warrants for a three month period, allowing each warrant to be exercisable to purchase 17 shares of common stock at $.60 per share. During the year ended September 30, 1994, 1,252,730 shares were issued as a result of the warrants exercised and the net proceeds received by the Company totaled approximately $710,000.

As of September 30, 1996, 6,310 initial public offering warrants remain outstanding pursuant to their original terms. Such remaining warrants expired on November 12, 1996.

OTHER WARRANTS

a. In November 1994, the shareholders approved the issuance of a warrant to Quest (a related party, see Note 12) to purchase 61,437 shares of common stock at $.60 per share.

b. In 1987, warrants were issued to purchase 32,133 shares of common stock (at $50 per share). The warrants expire in July, 1997.

STOCK OPTION PLAN

In November 1990, the Company's Board of Directors (the "Board") adopted, and its shareholders approved, the 1990 Stock Option Plan (the "Plan"), as amended through November 1994, which provides for the grant of incentive and/or nonqualified stock options to purchase up to 2,500,000 shares of common stock to any officer, director, consultant or employee at the Board's discretion. Generally, these options become exercisable over specified vesting periods but may not be exercised after ten years from the date of grant. The exercise price of the qualified options cannot be less than the fair market value of the Company's common stock at the time of grant. In November 1996, the shareholders approved an amendment to the Plan which increased the number of shares issuable under the Plan to 8,000,000.

The following summarizes activity under the plan for the years ending September 30, 1996 and 1995:

                                        YEAR ENDED SEPTEMBER 30,
                                        ------------------------

                                        1996                     1995
                                        ----                     ----
                              # of Shares    Price     # of Shares    Price
                              -----------    -----     -----------    -----

Options outstanding,            198,620   $0.60-$0.6875     10,000         $0.60
  beginning of period

Options granted                 373,000     $0.60-$2.00    188,620 $0.60-$0.6875
Options exercised                   -         -               -          -
Options canceled/forfeited          -         -               -          -
                                -------    ------------    ------- -------------
Options outstanding,
     end of period              571,620     $0.60-$2.00    198,620 $0.60-$0.6875
                                -------    ------------    ------- -------------
                                -------    ------------    ------- -------------
Options exercisable,
    end of period                57,155     $0.60-$0.6875   10,000         $0.60
                                -------    ------------    ------- -------------
                                -------    ------------    ------- -------------

At September 30, 1996, there were 7,428,380 shares available for future grant under the Plan, restated for the increase in shares issuable under the Plan approved by the shareholders of the Company in November 1996 and by the Board of Directors in August 1996.

Included in the options granted in fiscal 1996 are 25,000 options granted to the Chairman of the Board and 100,000 options granted to Quest (a related party, see
Note 12) at an exercise price of $2.00 per share. In addition, 15,000 options were granted to a member of legal counsel for the Subsidiary, 10,000 of which were exercisable at $.60 per share with the remainder exercisable at $2.00 per share.

Included in the options granted during the year ended September 30, 1995 are 96,620 options granted to Quest (a related party, see Note 12) at an exercise price of $.6875 per share. The remaining options were granted to various officers, directors and employees of the Company.

DIVIDEND RESTRICTION

Under current Israeli law, companies may only declare dividends out of retained earnings. As of September 30, 1996, the Subsidiary had an accumulated deficit of approximately $4,165,006. See Note 12 for further discussion of equity transactions with related party.

11. SALES BY GEOGRAPHIC AREA/SIGNIFICANT CUSTOMERS

Sales were made to the following geographic areas for the years ended September 30, 1996 and 1995:

                                          1996           1995
                                        ----------     ----------
                    Israel              $2,357,040     $2,053,345
                    Other countries        748,352        647,898
                                        ----------     ----------
                                        $3,105,392     $2,701,243
                                        ==========     ==========

For the year ended September 30, 1996, a subsidiary of an Israeli government agency, Elta Electronics Industries Ltd., ("Elta") accounted for 22% of total sales, Teledata accounted for 35%, The Israeli Office of Defense accounted for 14% and ASDI accounted for 13%. In fiscal 1995, Elta accounted for 31% of total sales, Teledata accounted for 23% while ASDI accounted for 16%.

12. RELATED PARTY TRANSACTIONS

a. In March 1996, in connection with a private placement, the Company issued 50,000 shares of common stock to the children of a principal stockholder and in June 1996, issued 36,000 shares of common stock to a member of the Board of Directors of the Company at $.50 a share.

b. In June 1995, in connection with the private placement, the Company issued 50,000 shares of common stock to a director of the Company and 340,000 shares of common stock to a principal stockholder at $.50 per share.

c. In April 1995, in connection with the redemption of the 1993 and 1990 Preferred Shares, the Company issued 30,625 shares of common stock to a director of the Company and 224,000 shares of common stock to Quest, which is 50% owned by the Company's former chairman, at $.50 per share.

d. During the year ended September 30, 1994, in connection with the private placement and pursuant to a subscription agreement which was paid in full, the Company issued 100,000 shares of common stock to a principal stockholder and 200,000 shares of common stock to the husband of that stockholder at $0.50 per share in satisfaction of loans payable to them. In addition, 100,000 shares of common stock were issued to a director of the Company.

e. The former chairman of the Board was a registered representative of the underwriter for the November 1991 public offering.

f. During January 1993, the Company contracted the services of Quest Enterprises Inc. ("Quest"), a marketing specialist for a period of three years. The term of the agreement has been extended through December 31, 1998. Quest is 50% owned by the Company's former chairman. In August 1994, the agreement between the Company and Quest was amended to provide that Quest will assist the Company with the operation and management of the Subsidiary. The Company pays Quest a consulting fee of $6,000 per month plus expenses which was increased from $5,000 per month beginning January 1996. In September 1996, the Company amended the agreement to reduce the monthly fee to $5,000, effective October 1996.

     Consulting fees paid for the year ended September 30, 1996 and 1995 amounted to $83,742 and $76,582, respectively.

     In addition, in the event that the services provided by Quest to the Company result in a contract being awarded to the Company, Quest will be entitled to a commission in the amount of 4% of the revenues received. In April 1995, the Company amended the agreement to decrease the commission to 1.5% effective January 1, 1996 and in September 1996, the Company again amended the agreement to reduce the commission for contracts booked to 1% beginning October 1996. In the event that the services provided by Quest result in a joint venture or other equity arrangement between the Company and the potential partner, Quest will be entitled to a reasonable equity position in such joint venture not to exceed 15% of the equity of the joint venture or a commission. Quest is also entitled to 25% of any royalties received by the Company from parties introduced to the Company by Quest.

g. For the year ended September 30, 1995, legal fees paid to the secretary of the Company amounted to $41,748.