Form 10-Q
period 1996-12-31
MICEL CORP
filed 1997-02-19
CIK 874788

                                     FORM  10-QSB

                          SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON,  D. C. 20549


                    Quarterly Report Under to Section 13 or 15(d)
                        of the Securities Exchange Act of 1934

For Quarter Ended:                                December 31, 1996

Commission File Number:  1-11020

                                     Micel Corp.
       --------------------------------------------------------------------
          (Exact name of Small Business Issuer as specified in its charter)

           NEW YORK                                          11-2882297
       --------------------------------------------------------------------
  (State of other jurisdiction of                        (I.R.S. Employer
   incorporation of organization)                       Identification No.)


       445 Central Ave., Cedarhurst New York               11516
       --------------------------------------------------------------------
      (Address of Principal executive offices)           (Zip Code)

                                    (516) 569-3500
       --------------------------------------------------------------------
                 (Registrant's telephone number, including area code)

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

         YES  X                   NO
              -                      -

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.


                Common Stock,  Par Value  $.01               5,565,380
                ------------------------------------------------------
              (Title of each Class)   (Outstanding at December 31, 1996)

MICEL CORP. AND SUBSIDIARIES
CONSOLIDATED REPORT

                                  TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                 PAGE


Item 1.  Consolidated Financial Statements (Unaudited):
         Condensed Consolidated Balance Sheets at
         December 31, 1996 and September 30, 1996.              3

         Condensed Consolidated Statements of Income (loss) for the three months ended December 31, 1996 and 1995. 4

         Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 1996 and 1995. 5

         Condensed Consolidated Statements of Changes in
         Shareholders' equity.                                  6

         Notes to Condensed Consolidated Financial Statements   7

Item 2.  Management's Discussion and Analysis of Financial
         Conditions and Results of Operations                   8-11


PART II - OTHER  INFORMATION                                    12

Exhibit  27                                                     13

Signatures                                                      14

MICEL CORP. AND SUBSIDIARIES

PART I  - FINANCIAL INFORMATION



                             MICEL CORP. AND SUBSIDIARIES

                        CONDENSED CONSOLIDATED BALANCE SHEETS

                                              DECEMBER 31     SEPTEMBER 30
                                              1996            1996
                                              (UNAUDITED)     (AUDITED)
                                              -----------      --------
         A S S E T S
         ------------

CURRENT ASSETS
Cash and cash equivalents                   $  456,352     $   81,089
Accounts receivable                          1,533,684      1,339,159
Inventories                                    772,788        708,925
                                               -------        -------
         Total current assets                2,762,824      2,129,173
                                             ---------      ---------
Deposits with insurance companies
   and pension funds                           209,737        181,369

PLANT AND EQUIPMENT (net)                      218,902        209,329

         Total assets                        3,191,463      2,519,871
                                             =========      =========
LIABILITIES AND SHAREHOLDERS EQUITY
-----------------------------------

CURRENT LIABILITIES:
Short-term bank credits - secured              378,466        321,057
Current maturities of long term liabilities     72,794        106,957
Accounts payable and accrued liabilities     1,662,521      1,398,632
Advances from customers                        119,416        177,109
                                               -------        -------
Total current liabilities                    2,233,197      2,003,755

LONG TERM DEBT:
net of current maturities                       83,531         89,680
ACCRUED SEVERANCE PAY                          265,891        226,582
                                               -------        -------
           Total liabilities                 2,582,619      2,320,017
                                             ---------      ---------

SHAREHOLDERS' EQUITY:
Share capital                                   55,654         53,654
Additional paid-in capital                   6,183,986      5,785,986
Retained earnings (accumulated deficit)     (5,630,796)    (5,639,786)
                                            -----------    -----------
          Total shareholders' equity           608,844        199,854
                                               -------         ------

Total liabilities and shareholders' equity   3,191,463      2,519,871
                                             =========      =========

                             MICEL CORP. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

                                            3 MONTHS ENDED DECEMBER 31
                                            --------------------------
                                                1996           1995
                                            (Unaudited)    (Unaudited)
                                            -----------    -----------

Sales                                        1,815,182        787,154
Cost Of  Sales                               1,488,438        551,868
                                             ---------        -------

Gross Profit                                   326,744        235,286
                                               -------        -------

Research and Development
Expenses (net)                                 126,701        110,202
Selling Expenses (net)                          48,850         47,127
General and Administrative
Expenses                                       104,061         57,226

     Total operating expenses                  279,612        214,555

Income From Operations-Before
Financial Income and Expenses                   47,132         20,731

Financial Expenses                             (35,141)       (30,089)
                                               --------       --------
                                                11,991         (9,358)
Other Income - Net                               1,685             --

Equity in Net (Loss) of Affiliate               (4,686)        ______

Net profit (Loss)                                8,990         (9,358)
                                                ======         ======

                             MICEL CORP. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              3 MONTHS  ENDED  DECEMBER 31
                                              ----------------------------
                                                  1996            1995
                                               (Unaudited)    (Unaudited)


CASH FLOWS From Operating Activities:

Net income (loss)                            $   8,990      $  (9,358)
Adjustments to reconcile net income or loss
to net cash provided by or used in
operating activities:
Depreciation                                    21,774         24,000
Increase (Decrease) in accrued severance pay    10,941         (4,335)
(Decrease) Increase in accounts receivable    (194,525)       104,414
Decrease (Increase) in inventory               (63,863)         1,695
Increase in accounts
payable and accrued liabilities                263,889         93,554
Decrease (Increase) in advances from
customers                                      (57,693)        31,099
Total adjustments                              (19,477)       250,427
                                               -------        -------
Net cash provided by (used in)
operating activities                           (10,487)       241,069
                                               -------        -------

CASH FLOWS From Investing Activities:
Purchase of equipment                          (31,347)          (406)
                                              --------          -----
Net cash (used in) investing activities        (31,347)          (406)
                                              --------          -----

CASH FLOWS From Financing Activities:
Issuance of Common Stock                       400,000             --

Repayment of long term debt                    (40,312)       (66,907)
Increase (Decrease) in short term bank credits  57,409       (108,338)
                                                ------      ---------

Net cash provided by (used in) financing
         activities                            371,925       (175,245)

Increase In Cash and
Cash Equivalents                               375,263         65,418

Cash and Cash Equivalents at
 Beginning of Period                            81,089        202,327
                                                ------        -------

CASH and CASH EQUIVALENTS at
End of period                                  456,352        267,745
                                               =======        =======



                                 MICEL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS
                                              OF CHANGES IN SHAREHOLDERS' EQUITY


FOR THE THREE MONTHS ENDED DECEMBER 31, 1996


                                    Common Stock            Additional Paid in      Accumulated
                                    ------------            ------------------      -----------
                              No. of Shares     Value      Capital       Deficit      Total
                              -------------     -----      -------       -------      -----

Balance, September 30, 1996      5,365,380      53,654    5,785,986    5,639,786       199,854

Issuance of Common Stock (Net
of issuance expenses) in a
private placement                  200,000       2,000      398,000           __       400,000

Net Income                              __          __           --        8,990         8,990

Balance, December 31, 1996       5,565,380      55,654    6,183,986   (5,630,796)      608,844
                                 =========      ======    =========    ==========      =======

                   MICEL CORP. AND SUBSIDIARIES NOTES TO CONDENSED
                    CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     The condensed consolidated balance sheet at December 31, 1996, the consolidated statements of income (loss) for the three months ended December 31, 1996 and 1995, the consolidated statements of cash flows for the three months ended December 31, 1996 and 1995, and the consolidated statements of changes in shareholders' equity, have been prepared by the Company, and are unaudited.

     Reference should be made to the notes to the Company's September 30, 1996 consolidated financial statements for additional details of the company's consolidated financial condition, results of operations and cash flows. The details in those notes have not changed except as a result of normal transactions in the interim. All adjustments (of normal recurring nature) which are, in the opinion of management, necessary to a fair presentation of the results of the interim period have been included.

     The results of operations for the period ended December 31, 1996, are not necessarily indicative of the operating results for the full year.

2.   Common Stock
     During the three months ended December 31, 1996, the company raised $400,000 in a private placement of Common Stock at $2.00 per share or 200,000 shares.

3.   RadioTel
     RadioTel, Ltd., was established to develop and manufacture point to point and point to multipoint wireless radio links for various applications. RadioTel expects to supply the full spectrum of frequencies up to 38 GHz with data rates from E1 to 16 E1 including ATM. RadioTel will attempt to address the market with unique low cost and innovative solutions to wire-line services. The radio module which it hopes to develop is expected to be suitable for digital wireless systems, mainly for telecommunication applications such as rural telephones and wireless local loop ("WLL") systems in remote locations (simplified wireless telephone systems for remote subscribers utilizing radio frequencies for connection into the public telephone network).

     RadioTel, a wholly-owned subsidiary located in Israel, was incorporated in May 1996 and commenced operations in September 1996. The financial statements of RadioTel are consolidated into the Company's financial statements.

4.   MICEL Wireless Corp.

     MICEL Wireless Corp. (formerly Milink), a Florida corporation, a joint venture between the Company and Export Business & Services, Inc. ("EBS"), is an international telecommunications company engaged in the sourcing, marketing and sales of wireless telephone terminals and other related products. MICEL Wireless currently represents certain manufacturing companies and telecom agencies as purchasing agents and sales representatives.

     MICEL Wireless Corp. designs, manufactures, and sells fixed cellular terminals for WLL applications in developing countries. The Company capitalizes on the technical capabilities of RadioTel, the existing knowledge of the cellular and wireless local loop markets and a network of distribution channels. Micel Wireless' initial focus has been in Latin America, where Micel Wireless expects to take immediate advantage of existing WLL opportunities.

     The Company owns 50% of MICEL Wireless. Refer to the Company's Form 10-KSB for the period ended September 30, 1996 for additional details. The Company will provide to MICEL Wireless a working capital loan in
     the amount of $150,000.   The working capital loan shall bear interest
     at 12% per annum, payable annually. The loan will become due after 12 months or when otherwise mutually agreed upon by the Company and EBS. At a time and terms to be mutually agreed upon among the Company, EBS and MICEL Wireless, the working capital loan may be converted into nonvoting preferred stock of MICEL Wireless.

     MICEL Wireless started its activities in the first quarter of Fiscal 1997. In the first quarter of Fiscal 1997 the Company lent MICEL Wireless $50,000. The Company applies the equity method of accounting for its investments in MICEL Wireless.

5.   Legal Proceedings

     In July 1994, the Company commenced a civil action in Israel in the approximate amount of $3,000,000 against M/A Com and Hillel Weinstein for false representations made by M/A Com and Dr. Weinstein in connection with the purchase of MicroKim Ltd. from M/A Com and for subsequent damages resulting from such misrepresentations. Dr. Weinstein is no longer a defendant or counter claimant in this action as a result of an agreement reached on May 27, 1996. M/A Com filed a motion for cancellation of the Company's request for "out of boundaries" jurisdiction. M/A Com denies the judicial competence of the Israeli Court to deliberate the suit. M/A Com also claims prescription and other preliminary claims. The motion is scheduled for hearing on March 30, 1997.

     See form 10-KSB for year ended September 30, 1996 for description of the litigation which the Company is involved in.

ITEM 2


                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


General

Impact of inflation, devaluation and fluctuation of currencies on the results operations.

The Company's operations are conducted through its Israeli subsidiaries, MicroKim and RadioTel. A substantial portion of sales and purchases of materials are in, or linked to the United States dollar. Most of other expenses are linked to the Israeli Shekel. Transactions and balances originally denominated in dollars are presented at their original amounts.

Transactions and balances in currencies other than the dollar are translated into dollars in accordance with the principles set forth in statement No. 52 of the Financial Accounting Standards Board.

Fluctuations in the rate of exchange between the dollar and such other currencies result in the recognition of financial income or loss. The Company manages its Israeli operations with the object of protecting against material net financial loss in U.S. dollar terms from the impact of Israeli inflation and currency devaluation on its non - U.S. dollar assets and liabilities. In the three month period ended December 31, 1996, the Israeli Consumer Price Index ("ICPI") increased by 2.21% , as compared with a devaluation of the Shekel of 1.88% against the U.S dollar. During the period starting January 1,1997 until present the Israeli Shekel was devaluated approximately 2.46% against the U.S. dollar. There can be no assurance that the Government of Israel will devalue the shekel from time to time to offset the effects of inflation in Israel.

As a result of non devaluation of the U.S dollar, company expenses that are linked to the Israeli Shekel increase when translated to U.S. dollar.

FINANCIAL CONDITION:

The company's operations in the first three months of the fiscal year ending on September 30, 1997 ('Fiscal 1997') have been financed principally from revenues from sales, research and development grants and by a private placement of shares of common stock.

In the first three months of Fiscal 1997 the company issued 200,000 shares of common stock in a private placement at $2.00 per share.

The total amount of outstanding loans, credit facilities and guarantees from banks are approximately $667,000 and is secured by liens on certain MicroKim's property and equipment, share capital and insurance rights, and by a secured interest in all of MicroKim's assets. This amount includes approximately $111,000 of long term borrowings from Israel Industrial Development Bank Ltd., to be repaid between 1997 and 2000. This also includes approximately $177,000 performance guarantees pursuant to contracts with customers. The company does not have any unused lines of credit.

In the three months ended December 31, 1996 net cash equivalents increased by $375,263 as a result of $400,000 proceeds from issuance of common stock, increase of $57,409 in short term bank credits, partially offset by repayment of long term liabilities of $40,312, investing activities of $31,347 and $10,487 cash used in operating activities.

During Fiscal 1995, MicroKim reached an agreement with its landlord to repay approximately $130,000 in back rent in 51 monthly installments. The Company
guaranteed this agreement.  At   September 30, 1996 the outstanding balance of
back rent was approximately $79,000. In January 1997 MicroKim settled the debt in one installment of $50,000. The Company was released from its guarantee to the landlord.

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

The Company believes, based upon the budget for Fiscal 1997, that its remaining cash resources as of December 31, 1996, plus additional funds of up to $600,000 currently anticipated to be raised through the sale of stock at $2.00 per share through September 1997, will be sufficient to fund the Company's operations through September 30, 1997. The additional $600,000 will be used for financing the operations of RadioTel. In the event that such additional financing is not consummated, the Company will be required to reduce the activities of RadioTel. There can, however, be no assurance that current sales agreements will not be canceled, and/or funding from the Chief Scientist or BIRD Foundation will be received at all or at anticipated levels, or that unanticipated events requiring the expenditure of funds will not occur. The Company does not have any additional arrangements for any equity or debt financing at this time. The satisfaction of the Company's cash requirements after September 30, 1997 will depend in large part on the ability of the Company to raise capital or obtain loans from shareholders and to maintain profitability.

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

RESULTS OF OPERATIONS

Three months ended December 31, 1996 compared to the three months ended December 31, 1995

Sales in the three months ended December 31, 1996 were $1,815,182 as compared with $787,154 in the three months ended December 31, 1995. The increase in sales was caused by the completion of a certain project in the first three months of 1996, sales of which were U.S. $1,189,000. Cost of sales in the three months ended December 31, 1996 was 81.98% of sales or $1,488,438 as compared with 70% or $551,868 in the same period in 1995. The decrease in the percentage of gross profit was caused by the project mentioned above for which the cost of sales was $1,062,000.
The sales in the first quarter of Fiscal 1997 are not indicative of sales for the whole year.

Research and development expenses (net) increased to $126,701 or 7.0% of sales in the three months ended December 31, 1996 from $110,202 or 14% of sales in the same period in 1995. The increase was caused by new research and development activities.

Selling expenses in the three months ended December 31, 1996 were $48,850 or 2.7% of sales compared to $47,127 or 5.97% of sales in the same period in 1995.

General and administrative expenses increased to $104,061 or 5.5% of sales in the three months ended December 31, 1996 from $57,226 or 7.27% of sales in the same period in 1995. The increase was mainly due to the operations of RadioTel.

Financial expenses in the three months ended December 31, 1996 were $35,141 or 2% of sales compared with $30,089 or 3.8% of sales in the same period in 1995.

In the three months ended December 31, 1996, the company reported a profit of $8,990. In the same period in 1995, the Company incurred a loss of $9,358. The profit is attributable mainly to increase of gross profit.

The company is committed to pay royalties to the office of the Chief Scientist of the State of Israel ("OCS") in respect to products under development for which the OCS participated by way of grant. The royalty is computed at the rate of 2%-3% of proceeds from sales of such products up to the amount of such grant. No royalties were paid during the first three month of Fiscal 1997 and Fiscal 1996.

                             MICEL CORP. AND SUBSIDIARIES

                             PART II - OTHER INFORMATION




Item 1.   Legal Proceeding
          Reference is made to Form 10-KSB for the year ended
          September 30, 1996.

Item 2.   Changes in Securities
          None.

Item 3.   Default on Senior Securities
          None.

Item 4.   Submission of Matters to a Vote of Security Holders
          None.

Item 5.   Other Information
          None.

Item 6.   Exhibits and Reports on Form 8-K
          Exhibit 27

MICEL CORP. AND SUBSIDIARIES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on behalf by the undersigned hereunto duly authorized.






                                   MICEL CORP.

                                   Registrant









Date: February 15th, 1997          By:  /s/ Ron Levy
                                      -------------------------------
                                        President and
                                        Chief Executive and Financial Officer