Form 10-Q
period 1997-03-31
MICEL CORP
filed 1997-05-14
CIK 874788

[TYPE]

                                     FORM  10-QSB

                          SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON,  D. C. 20549


                    Quarterly Report Under to Section 13 or 15(d)
                        of the Securities Exchange Act of 1934

For Quarter Ended:                                March 31, 1997

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

         YES  X                   NO
              -                       -

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.


                Common Stock,  Par Value  $.01               5,565,380
                ------------------------------------------------------
              (Title of each Class)   (Outstanding at March 31, 1997)

MICEL CORP. AND SUBSIDIARIES
CONSOLIDATED REPORT

                                  TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                 	PAGE


Item 1.   Consolidated Financial Statements (Unaudited):
         	Condensed Consolidated Balance Sheets as of
         	March 31, 1997 and September 30, 1996.             	    3

         	Condensed Consolidated Statements of Income (loss)
         	for the six and three months ended March 31, 1997
          and 1996.                                             	 4

         	Condensed Consolidated Statements of Cash Flows
         	for the six months ended March 31, 1997 and 1996.     	 5

         	Notes to Condensed Consolidated Financial Statements   	6

Item 2.  	Management's Discussion and Analysis of Financial
         	Conditions and Results of Operations                  		 9-12


PART II - OTHER  INFORMATION                                    		13

Exhibit  27 	                                                  			14

Signatures          	                                          			15

MICEL CORP. AND SUBSIDIARIES

PART I  - FINANCIAL INFORMATION



                             MICEL CORP. AND SUBSIDIARIES

                        CONDENSED CONSOLIDATED BALANCE SHEETS

                                              	MARCH 31     		SEPTEMBER 30
                                              	1997            		1996
                                              	(UNAUDITED)     	(AUDITED)
                                           	------------------- 		--------------
          ASSETS
         ----------

CURRENT ASSETS
Cash and cash equivalents	                     	$  176,406     		$   81,089
Accounts receivable                                883,469      		1,339,159
Investment in affiliated company                   96,296              -
Inventories                                    	   827,823        		708,925
                                                   	-------        		-------
         Total current assets                      1,983,994      		2,129,173
                                             	     ---------      		---------
Deposits in insurance
companies and pension funds                       	220,110          181,369

PLANT AND EQUIPMENT (net)                          259,602        		209,329
                                                   -------          -------

         Total assets                             	2,463,706      		2,519,871
                                                  	=========     		=========


LIABILITIES AND SHAREHOLDERS EQUITY
-------------------------------------

CURRENT LIABILITIES:
Short term bank credit                              57,513        		321,057

Current maturities of long term debt                23,594      	  	106,957
Accounts payable and accrued
liabilities     			                                1,211,112        1,398,632
Advances from customers                              203,835       	177,109
                                               	     -------     		 -------
Total current liabilities                          1,496,054      	2,003,755
                                                     -------        -------

LONG TERM DEBT:
net of current maturities                           41,355        		44,508
ACCRUED SEVERANCE PAY                               272,303        	226,582
OTHER LONG TERM LIABILITIES                            -            45,172
                                               	    -------  		     -------
           Total liabilities                	      1,809,712      	2,320,017
                                           	       ---------     		----------

SHAREHOLDERS' EQUITY:
Common Stock                                         55,654          53,654
Additional paid-in capital                          6,183,986       5,785,986
Accumulated deficit                                (5,585,646)     (5,639,786)
                                           	      -----------    		-----------
          Total shareholders' equity                653,994        		199,854
                                                   ----------       	--------

Total liabilities and shareholders'
equity   				                                       2,463,706      	2,519,871
                                             	      =========      	=========

                             MICEL CORP. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

                   	6 Months Ended March 31      	3 Months Ended March 31
               --------------------------------		---------------------------

                    1997           	1996            1997	      	  1996
                  (Unaudited)    	(Unaudited)    (Unaudited)    (Unaudited)
                  -----------    	-----------	    -----------   -----------


Sales             	2,651,030      	1,373,954      	835,848	    	586,800
Cost Of  Sales     2,009,976      	980,434	       	521,538	     428,566
                   -------        	---------     ---------    ---------


Gross Profit      	641,054        	393,520	        	314,310	    	158,234


Research and Development
Expenses (net)    248,153       	179,715		         106,634	     	69,513
Marketing and Selling
Expenses (net)    63,081        	 86,570	         	29,049	     	 39,443
General and Administrative
Expenses          240,222        	115,731	        	136,161		     58,505
                  -------        	-------          -------       -------

Total operating
expenses          551,456        	382,016	        	271,844		     167,461


Income (loss)
From Operations  89,598         	11,504	          42,466		      (9,277)

Interest and
Other Income	    9,791         	3,552  		        8,103		       1,857

Interest and
Other Expense   (41,545)     	 (48,880)		       (6,404)		      (17,096)

Profit (loss)
in affiliated
company         (3,704)  				                    982
                -------       	---------	      	-------        ---------

Net Income
(Loss)          54,140       	(33,824)	        	45,147		       (24,466)
                ======         ======		          ======         ======

Weighted average
common shares
outstanding     5,430,175     5,029,463         5,430,175       5,037,797
                =========     =========         =========       =========

Income (Loss) per
common share    0.01          (0.01)            0.01             (0.00)
                =========     =========         =========       =========

                             MICEL CORP. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                            	  	6 MONTHS  ENDED  MARCH 31
		                                              --------------------------
              		                                  1997            1996
                           			                    (Unaudited)    (Unaudited)


Cash Flows From Operating Activities:
Net income (loss)                           			      $ 54,140      $ (33,824)

Adjustments to reconcile net income (loss)
to net cash provided by operating activities:
 Depreciation & amortization                    		   45,021         48,000
 Loss in affiliated company                          3,704             -

Changes in Operating assets and liabilities:
 Accounts receivable                          	      455,690         60,576
 Inventories                                 		      (118,898)       51,675
 Accounts payable and accrued liabilities            (232,692)       (128,438)
 Advances from customers                       	      26,726         63,085
 Accrued severance pay                        	       6,980          (16,649)
 	                                                  ---------        --------

Net cash provided by
operating activities	                                 240,671        44,425
                                                   		 -------        -------

Cash Flows From Investing Activities:
Purchase of equipment                                	(95,294)         (5,748)
Investment in affiliated company                      (100,000)            -
                                                   		 --------        ---------
Net cash used in investing activities                	(195,294)        (5,748)


Cash Flows From Financing Activities:

Repayment of long term debt                          	(86,516)         (159,930)
Net change in short-term bank
credit                                              		(263,544)        30,560
Issuance of common stock      	                       400,000         47,000
                                             	       	---------      --------
Net cash provided by (used in) financing
activities                                          		49,940          (82,370)

Increase (Decrease) In Cash and Cash
Equivalents                                        	  95,317          (43,693)

Cash and Cash Equivalents, Beginning of
 Period                                              		81,089         202,327
                                                     		--------      ---------

Cash and Cash Equivalents,
End of period                                         			176,406        158,634
                                                       		=======        =======



Supplemental Cash Flow Information:
Interest Paid:                                          		22,791        22,872

                   MICEL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL
                      STATEMENTS (UNAUDITED)

1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     The condensed consolidated balance sheet at March 31, 1997, the consolidated statements of income (loss) for the three and six months ended March 31, 1997 and 1996, and the consolidated statements of cash flows for the six months ended March 31, 1997 and 1996, have been prepared by the Company, and are unaudited.

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

     The results of operations for the period ended March 31, 1997, are not necessarily indicative of the operating results for the full year.

2.   Common Stock
     During the first quarter of 1997, the company raised
     $400,000 in a private placement of Common Stock at $2.00 per share or 200,000 shares. During the three months ended March 31, 1997, there were no changes in stock capital.

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

     RadioTel has received a purchase order for ISDN (Integrated Service Digital Network) link from MadenTech Consulting Engineering Inc., of $ 46,370.

     RadioTel signed an OEM (Original Equipment Manufacture) agreement with International Communication Technologies, Inc.(ICTI). ICTI is a broad
     based communications company which     is actively involved in
     communication projects in many developing countries worldwide.

     RadioTel is currently in the process of recruiting new employees for the R&D department.

     RadioTel, a wholly-owned subsidiary located in Israel, was incorporated in May 1996 and commenced operations in September 1996. The financial statements of RadioTel are consolidated into the Company's financial statements.

4.   MICEL Wireless Corp.

     MICEL Wireless Corp. (formerly Milink), a Florida corporation and a joint venture between the Company and Export Business & Services, Inc. ("EBS"), is an international telecommunications company engaged in the sourcing, marketing and sales of wireless telephone terminals and other related products. MICEL Wireless currently represents certain manufacturing companies and telecom agencies as a purchasing agent and sales representative.

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

     The Company owns 50% of MICEL Wireless. Refer to the Company's Form
     10-KSB for the period ended September 30, 1996 for additional details.
     The Company is committed to provide to Micel Wireless a working capital loan in the amount of $150,000. As of March 31, 1997 the outstanding loan to Micel Wireless is $100,000. The working capital loan shall bear interest at 12% per annum, payable annually. The loan will become due after 12 months from the date of the loan or when otherwise mutually agreed upon by the Company and EBS. At a time and terms to be mutually agreed upon among the Company, EBS and MICEL Wireless, the working capital loan may be converted into nonvoting preferred stock of MICEL Wireless.

     Micel Wireless commenced activities in the first quarter of Fiscal 1997, in which the Company lent Micel Wireless $100,000. The Company applies the equity method of accounting for its investments in Micel Wireless.

     During the three months ended March 31, 1997, Micel Wireless Corp. established a base of operations including a range of products and a target group through which those products are tested. MICEL Wireless signed a few representation agreements in core countries such as Mexico, Paraguay, Columbia, Ecuador, Argentina, the Dominican Republic and Brazil.

5.   Legal Proceedings

     In July 1994, the Company commenced a civil action in Israel in the approximate amount of $3,000,000 against M/A Com and Hillel Weinstein for false representations made by M/A Com and Dr. Weinstein in connection with the purchase of MicroKim Ltd. from M/A Com and for subsequent damages resulting from such misrepresentations. Dr. Weinstein is no longer a defendant or counter claimant in this action as a result of an agreement reached on May 27, 1996. M/A Com filed a motion for cancellation of the Company's request for "out of boundaries" jurisdiction. M/A Com denies the judicial competence of the Israeli Court to deliberate the suit. M/A Com also claims prescription and other preliminary claims. At the hearing held on March 30, 1997, it was agreed that a new affidavit should be submitted to the Court by someone with better knowledge about the case. After submitting the new affidavit, a new date for hearing will be furnished by the Court.

     See form 10-KSB for year ended September 30, 1996 for description of the litigation which the Company is involved in.

6.   Recently Issued Accounting Standards

     In February 1997, the Financial Accounting Standards Board issued
     Statement of Financial Accounting Standards (SFAS) No. 128, Earnings
     Per Share. This Statement establishes standards for computing and presenting earning per share (EPS), replacing the presentation of currently required primary EPS with a presentation of Basic EPS. For entities with complex capital structures, the statement requires the dual presentation of both Basic EPS and Diluted EPS on the face of the statement of operations. Under this new standard, Basic EPS is computed based on weighted average shares outstanding and excludes any potential dilution; Diluted EPS reflects potential dilution from the exercise or conversion of securities into common stock or from other contracts to issue common stock and is similar to the currently required fully diluted EPS. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997,including interim periods, and earlier application is not permitted. When adopted, the Company will be required to restate its EPS data for all prior periods presented. The Company does not expect the impact of the adoption of this statement to be material to previously reported EPS amounts.


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

Fluctuations in the rate of exchange between the dollar and such other currencies result in the recognition of financial income or loss. The Company manages its Israeli operations with the object of protecting against material net financial loss in U.S. dollar terms from the impact of Israeli inflation and currency devaluation on its non - U.S. dollar assets and liabilities. In the six months period ended March 31, 1997, the Israeli Consumer Price Index ("ICPI") increased by 4.86% , as compared with a devaluation of the Shekel of 6.29% against the U.S dollar. During the period starting April 1,1997 until present the Israeli Shekel was devaluated approximately 1.25% against the U.S. dollar. To the extent the rate of devaluation of the shekel with respect to the U.S. dollar does not substantially offset the change in the rate of inflation in Israel, the expenses in, or linked to, the shekel will be impacted when translated to the U.S. dollar. There can be no assurance that the Government of Israel will devalue the shekel from time to time to offset the effects of inflation in Israel.

FINANCIAL CONDITION:

The company's operations in the first six months of the fiscal year ending on September 30, 1997 ('Fiscal 1997') have been financed principally from revenues from sales, research and development grants and by a private placement of shares of common stock.

In the first six months of Fiscal 1997 the company issued 200,000 shares of common stock in a private placement at $2.00 per share.

The total amount of outstanding loans, credit facilities and guarantees from banks are approximately $294,000 and is secured by liens on certain of MicroKim's property and equipment, share capital and insurance rights, and by a secured interest in all of MicroKim's assets. This amount includes approximately $65,000 of long term borrowings from Israel Industrial Development Bank Ltd., to be repaid between 1997 and 2000. This also includes approximately $171,000 of performance guarantees pursuant to contracts with customers. At March 31, 1997, the company had approximately $208,000 unused lines of credit.

In the six months ended March 31, 1997 net cash equivalents increased by $95,317 as a result of $140,671 provided by operating activities, $400,000 proceeds from issuance of common stock offset by the repayment of long term liabilities of $86,516, a decrease in bank overdraft facilities of $263,544 and purchases of fixed assets of $95,294.

During Fiscal 1995, MicroKim reached an agreement with its landlord to repay approximately $130,000 in back rent in 51 monthly installments. The Company
guaranteed this agreement.  At   September 30, 1996 the outstanding balance of
back rent was approximately $79,000. In January 1997, MicroKim settled the debt in one installment of $50,000. The Company was released from its obligation to the landlord.

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

The Company believes, based upon the budget for Fiscal 1997, that its remaining cash resources as of March 31, 1997, plus additional funds of up to $600,000 currently anticipated to be raised through the sale of stock at $2.00 per share through September 1997, will be sufficient to fund the Company's operations through September 30, 1997. The additional $600,000 will be used for financing the development operations of RadioTel. In the event that such additional financing is not consummated, the Company will be required to reduce the activities of RadioTel. There can, however, be no assurance that current sales agreements will not be canceled, and/or funding from the Chief Scientist of the state of Israel or BIRD Foundation will be received at all or at anticipated levels, or that unanticipated events requiring the expenditure of funds will not occur. The Company does not have any additional arrangements for any equity or debt financing at this time. The satisfaction of the Company's cash requirements after September 30, 1997 will depend in large part on the ability of the Company to raise capital or obtain loans from shareholders and to maintain profitability.

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

RESULTS OF OPERATIONS

Six months ended March 31, 1997 compared to the six months ended March
31, 1996.

Sales in the six months ended March 31, 1997 were $2,651,030 as compared with $1,373,954 in the six months ended March 31, 1996. The increase in sales was caused by the completion of a certain project in the first quarter of fiscal 1997, sales of which were U.S. $1,189,000. Cost of sales in the six months ended March 31, 1997 was 75.82% of sales or $2,009,976 as compared with 71.36% or $980,434 in the same period in 1996. The decrease in the percentage of gross profit was caused by the project mentioned above for which the cost of sales was $1,062,000.
The sales in the first two quarters of Fiscal 1997 are not indicative of sales for the whole year.

Research and development expenses (net) increased to $248,153 or 9.4% of sales in the six months ended March 31, 1997 from $179,715 or 13% of sales in the same period in 1996. The increase was caused by new research and development activities.

Selling expenses in the six months ended March 31, 1997 were $63,081 or 2.4% of sales compared to $86,570 or 6.3% of sales in the same period in 1996.

General and administrative expenses increased to $240,222 or 9.1% of sales in the six months ended March 31, 1997 from $115,731 or 8.4% of sales in the same period in 1996. The increase was mainly due to the operations of RadioTel.

Financial expenses in the six months ended March 31, 1997 were $41,545 or 1.6% of sales compared with $48,880 or 3.6% of sales in the same period in 1996.

In the six months ended March 31, 1997, the company reported a profit of $54,137. In the same period in 1996, the Company incurred a loss of $33,824. The profit is attributable mainly to increase of gross profit.

The company is committed to pay royalties to the office of the Chief Scientist of the State of Israel ("OCS") in respect to products under development for which the OCS participated by way of grant. The royalty is computed at the rate of 2%-3% of proceeds from sales of such products up to the amount of such grant. Royalties were paid during the first six months of Fiscal 1997 in the amount of $3630.

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



                                   MICEL CORP.

                                   Registrant



Date: May 15th, 1997          By:  /s/ Ron Levy
                                      -------------------------------
                                        President and
                                        Chief Executive and Financial Officer