Form 10-Q
period 1997-06-30
MICEL CORP
filed 1997-08-14
CIK 874788

FORM  10-QSB

                          SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON,  D. C. 20549


                    Quarterly Report Under to Section 13 or 15(d)
                        of the Securities Exchange Act of 1934

For Quarter Ended:                                June 30, 1997

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

         YES  X                      NO
              -                       -

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.


                Common Stock,  Par Value  $.01               5,575,380
                ------------------------------------------------------
              (Title of each Class)   (Outstanding at June 30, 1997)

MICEL CORP. AND SUBSIDIARIES
CONSOLIDATED REPORT

                                  TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                 	PAGE


Item 1.   Consolidated Financial Statements (Unaudited):
         	Condensed Consolidated Balance Sheets as of
         	June 30, 1997 and September 30, 1996.             	     3

         	Condensed Consolidated Statements of Income (loss)
         	for the nine and three months ended June 30, 1997
          and 1996.                                             	 4

         	Condensed Consolidated Statements of Cash Flows
         	for the nine months ended June 30, 1997 and 1996.    	  5

          Condensed Consolidated Statements of Changes in
          Shareholders' Equity.                                   6

         	Notes to Condensed Consolidated Financial Statements   	7-8

Item 2.  	Management's Discussion and Analysis of Financial
         	Conditions and Results of Operations                  		9-12


PART II - OTHER  INFORMATION                                    		13

Exhibit  27 	                                                  			14

Signatures          	                                          			15

MICEL CORP. AND SUBSIDIARIES

PART I  - FINANCIAL INFORMATION



                             MICEL CORP. AND SUBSIDIARIES

                        CONDENSED CONSOLIDATED BALANCE SHEETS

                                               June 30        		SEPTEMBER 30
                                              	1997           		1996
                                              	(UNAUDITED)     	(AUDITED)
                                           	------------------- 		--------------
          ASSETS
         ----------

CURRENT ASSETS
Cash and cash equivalents	                      	$ 218,591       	$ 81,089
Accounts receivable                                664,544      		1,339,159
Investment in affiliated company                   123,364           -
Inventories                                    	   921,549      		708,925
                                                   -------      		-------
         Total current assets                      1,928,048    		2,129,173
                                             	     ---------      		---------
Deposits in insurance
companies and pension funds                       	247,179          181,369

PLANT AND EQUIPMENT (net)                          223,415        		209,329
                                                   -------          -------

         Total assets                             	2,398,642      		2,519,871
                                                  	=========     		=========


LIABILITIES AND SHAREHOLDERS EQUITY
-------------------------------------

CURRENT LIABILITIES:
Short term bank credit                               118,281      	321,057

Current maturities of long term debt                  19,118       106,957
Accounts payable and accrued
liabilities     			                                1,043,505       1,398,632
Advances from customers                              221,085       177,109
                                               	     -------     		-------
Total current liabilities                          1,401,989      	2,003,755
                                                     -------        -------

LONG TERM DEBT:
net of current maturities                           27,139        		44,508
ACCRUED SEVERANCE PAY                               301,018        	226,582
OTHRE LONG TERM LIABILITIES                            -            45,172
                                               	    -------  		     -------
           Total liabilities                	      1,730,146      	2,320,017
                                           	       ---------     		----------

SHAREHOLDERS' EQUITY:
Common Stock                                         55,754          53,654
Additional paid-in capital                          6,203,886       5,785,986
Accumulated deficit                                (5,591,144)     (5,639,786)
                                           	      -----------    		-----------
          Total shareholders' equity                668,496        		199,854
                                                   ----------       	--------

Total liabilities and shareholders'
equity   				                                       2,398,642      	2,519,871
                                             	      =========      	=========

                             MICEL CORP. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

                   	9 Months Ended June 30      	3 Months Ended June 30
               --------------------------------		---------------------------

                    1997           	1996            1997	      	  1996
                  (Unaudited)    	(Unaudited)    (Unaudited)    (Unaudited)
                  -----------    	-----------	    -----------   -----------


Sales             	3,223,000      	1,890,560      	571,970    	 516,606
Cost Of  Sales     2,372,093      	1,469,159      	362,117      488,725
                   -------        	---------     ---------    ---------


Gross Profit      	850,907        	421,401        	209,853    	 27,881


Research and Development
Expenses (net)     376,997        	224,295		       128,844     	44,580
Marketing and Selling
Expenses (net)     94,495        	 136,026	        31,414     	 49,456
General and Administrative
Expenses           347,761        	181,246        	107,539      65,515
                  -------        	-------          -------      -------

Total operating
expenses          819,253        	541,567	        	267,797	     159,551


Income (loss)
From Operations  31,654         	(120,166)         (57,944)		    (131,670)

Interest and
Other Income	    32,663         	111,532  		       22,872		       107,980

Interest and
Other Expense   (39,039)     	   (39,423)		        2,506          9,457

Profit (loss) in
affiliated      23,364  				                       27,068
                -------         	---------        	-------        ---------

Net Income
(Loss)          48,642       	(48,057)	           	(5,498)      (14,233)
                ======         ======		            ======        ======

Wheighted average
common shares
outstanding     5,520,880     5,088,463         5,525,780       5,088,463
                =========     =========         =========       =========

Income (Loss) per
common share    $0.01          ($0.01)          ($0.00)          ($0.00)
                =========     =========         =========       =========

                             MICEL CORP. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                            	  	9 MONTHS  ENDED  JUNE 30
		                                              --------------------------
              		                                  1997            1996
                           			                    (Unaudited)    (Unaudited)


Cash Flows From Operating Activities:
Net income (loss)                           			      $ 48,642      $ (48,057)

Adjustments to reconcile net income
to net cash provided by operating activities:
 Depreciation & amortization                    		   65,644         72,000
(gain) in affiliated company                         (23,364)         -

Changes in Operating assets and liabilities:
 Accounts receivable                          	      674,617        75,299
 Inventories                                 		      (212,624)      (49,005)
 Accounts payable and accrued liabilities            (400,301)      (47,693)
 Advances from customers                       	     43,976         69,347
 Accured severance pay                        	      8,626          (12,287)
 Capital (gain) of treasury stock                                   (30,875)
 	                                                  ---------        --------

Net cash provided by
operating activities	                                205,216        28,729
                                                   	 -------        -------

CASH FLOWS From Investing Activities:
Purchase of equipment                                (79,730)       (9,951)
Investment in affiliated company                     (100,000)        -
                                                   	 --------        ---------
Net cash used in investing activities               	(179,730)      (9,951)


CASH FLOWS From Financing Activities:

Repayment of long term debt                          	(105,208)      (183,229)
Net change in short-term bank
credit                                              		(202,776)        54,607
Issuance of common stock      	                       420,000          175,000
                                             	       	---------      --------
Net cash provided by financing activities             112,016          46,378

Increase In Cash and Cash
Equivalents                                        	  137,502          65,156

Cash and Cash Equivalents, Beginning of
Period                                               	81,089         202,327
                                                    		--------      ---------

Cash and Cash Equivalents,
End of period                                        	218,591         267,483
                                                      =======         =======



Supplemental Cash Flow Information:
Interest Paid:                                       	30,436         22,791

                MICEL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF
                             CHANGES IN SHAREHOLDERS' EQUITY

FOR THE NINE MONTHS ENDED JUNE 30, 1997

                     Common Stock         Additional Paid  Accumulated  Total
                     No. of Shares Value  in Capital       Deficit
                     ------------  -----  ---------------  ------------  -----
Balance,
September 30, 1996   5,365,380     53,654  5,785,986       (5,639,786)  199,854

Issuance of Common Stock
(Net of issuance expenses)
in a private
placement            210,000       2,100    417,900            -         420,000
Net Income              -            -                         48,642    48,642
                     -------       -----    --------------  ------------  -----
Balance,
June 30, 1997    5,575,380         55,754    6,203,886      (5,591,144)  668,496





                   MICEL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL
                      STATEMENTS (UNAUDITED)

1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     The condensed consolidated balance sheet at June 30, 1997, the consolidated statements of income (loss) for the three and nine months ended June 30, 1997 and 1996, and the consolidated statements of cash flows for the nine months ended June 30, 1997 and 1996, have been prepared by the Company, and are unaudited.

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

     The results of operations for the period ended June 30, 1997, are not necessarily indicative of the operating results for the full year.

2.   Common Stock
     During the first quarter of 1997, the company raised
     $400,000 in a private placement of Common Stock at $2.00 per share or 200,000 shares. During the second quarter of 1997 there were no changes in stock capital. During the three months ended June 30, 1997, the company raised $20,000 in a private placement of common stock at $2.00 per share or 10,000 shares.

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

     RadioTel supplied an ISDN (Integrated Service Digital Network) link to MadenTech Consulting Engineering Inc., in June 1997, for the price of $ 46,370.

     RadioTel signed an OEM (Original Equipment Manufacture) agreement with International Communication Technologies, Inc.(ICT., on December 1996. ICTI is a broad based communications company which is actively involved in communication projects in many developing countries worldwide.

     RadioTel has signed a strategic alliance agreement with Data TeleMark
     GmbH (DTM), on June, 1997, to jointly develop a wireless ISDN link. DTM is a German communications company with unique expertise in ISDN protocol. DTM provides ISDN services over all link types.

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

     The Company owns 50% of MICEL Wireless. Refer to the Company's Form
     10-KSB for the period ended September 30, 1996 for additional details.
     The Company is committed to provide to Micel Wireless a working capital loan in the amount of $150,000. As of June 30, 1997 the outstanding loan to Micel Wireless is $100,000. The working capital loan shall bear interest at 12% per annum, payable annually. The loan will become due after 12 months from the date of the loan or when otherwise mutually agreed upon by the Company and EBS. At a time and terms to be mutually agreed upon among the Company, EBS and MICEL Wireless, the working capital loan may be converted into nonvoting preferred stock of MICEL Wireless.

     Micel Wireless commenced activities in the first quarter of Fiscal 1997, in which the Company lent Micel Wireless $100,000. The Company applies the equity method of accounting for its investments in Micel Wireless.

     During the nine months ended June 30, 1997, Micel Wireless Corp. established a base of operations including a range of products and a target group through which those products are tested. MICEL Wireless signed a few representation agreements covering certain core countries in South America.

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

6.   Recently Issued Accounting Standards

     In February 1997, the Financial Accounting Standards Board issued
     Statement of Financial Accounting Standards (SFAS) No. 128, Earning
     Per Share. This Statement establishes standards for computing and presenting earning per share (EPS), replacing the presentation of currently required primary EPS with a presentation of Basic EPS. For entities with complex capital structures, the statement requires the dual presentation of both Basic EPS and Diluted EPS on the face of the statement of operations. Under this new standard, Basic EPS is computed based on weighted average shares outstanding and excludes any potential dilution; Diluted EPS reflects potential dilution from the exercise or conversion of securities into common stock or from other contracts to issue common stock and is similar to the currently required fully diluted EPS, SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997,including interim periods, and earlier application is not permitted. When adopted, the Company will be required to restate its EPS data for all prior periods presented. The Company does not expect the impact of the adoption of this statement to be material to previously reported EPS amounts.


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

Fluctuations in the rate of exchange between the dollar and such other currencies result in the recognition of financial income or loss. The Company manages its Israeli operations with the object of protecting against material net financial loss in U.S. dollar terms from the impact of Israeli inflation and currency devaluation on its non - U.S. dollar assets and liabilities. In the nine month period ended June 30, 1997, the Israeli Consumer Price Index
("ICPI") increased by 7.29% , as compared with a devaluation of the Shekel of 12.37% against the U.S dollar. During the period starting July 1,1997 until present the Israeli Shekel was revaluated approximately 1.21% against the U.S. dollar. To the extent the rate of devaluation of the shekel with respect to the U.S. dollar does not substantially offset the change in the rate of inflation in Israel, the expenses in, or linked to, the shekel will be impacted when translated to the U.S. dollar. There can be no assurance that the Government of Israel will devalue the shekel from time to time to offset the effects of inflation in Israel.

Due to the weakness of the defense market, the company intends to place emphasis on increasing its commercial line of products and commercial market base. It is the policy of the Company to accept only those orders which are worthwhile economically and the Company has also tended to accept mainly larger orders for a limited number of projects, the most important of which tend to be with strategic partners as with the projects with ASDI and ArrayCom. A significant portion of the future revenues of the company will be dependent on the success of these two projects.

FINANCIAL CONDITION:

In the first nine months of Fiscal 1997 the company issued 210,000 shares of common stock in a private placement at $2.00 per share.

The company's operations in the first nine months of the fiscal year ending on September 30, 1997 ('Fiscal 1997') have been financed principally from revenues from sales, research and development grants and by a private placement of shares of common stock.

The total amount of outstanding loans, credit facilities and guarantees from banks are approximately $373,600 and is secured by liens on certain of MicroKim's property and equipment, share capital and insurance rights, and by a secured interest in all of MicroKim's assets. This amount includes approximately $46,250 of long term borrowings from Israel Industrial Development Bank Ltd., to be repaid between 1997 and 2000. This also includes approximately $209,000 of performance guarantees pursuant to contracts with customers. At June 30, 1997, the company had approximately $133,000 unused lines of credit.

In the nine months ended June 30, 1997 net cash equivalents increased by $137,502 as a result of $205,216 provided by operating activities, $420,000 proceeds from issuance of common stock offset by the repayment of long term liabilities of $105,208, a decrease in bank overdraft facilities of $202,776, purchases of fixed assets of $79,730 and a loan to an affiliated company of $100,000.

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

The Company believes, based upon the budget for Fiscal 1997, that its remaining cash resources as of June 30, 1997, plus additional funds of up to $600,000 currently anticipated to be raised through the sale of stock at $2.00 per share through September 1997, will be sufficient to fund the Company's operations through September 30, 1997. The additional $600,000 will be used for financing the development operations of RadioTel. In the event that such additional financing is not consummated, the Company will be required to reduce the activities of RadioTel.
There can, however, be no assurance that current sales agreements will not be canceled, and/or funding from the Chief Scientist of the state of Israel or BIRD Foundation will be received at all or at anticipated levels, or that unanticipated events requiring the expenditure of funds will not occur.
The Company does not have any additional arrangements for any equity or debt financing at this time. The satisfaction of the Company's cash requirements after September 30, 1997 will depend in large part on the ability of the Company to raise capital or obtain loans from shareholders and to maintain profitability.

The company has been engaged in preliminary negotiations with an entity located in Israel which has expressed an interest in purchasing an equity interest in RadioTel in exchange for an investment of between $1,000,000 and $3,000,000. The company would also be required to make a capital contribution to RadioTel. Although, negotiations are ongoing, the terms have not been finalized, nor has it been approved by the board of directors of the company. There can therefore be no assurances that an agreement will be concluded.


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

RESULTS OF OPERATIONS

Nine months ended June 30, 1997 compared to the nine months ended June
30, 1996.

Sales in the nine months ended June 30, 1997 were $3,223,000 as compared with $1,890,560 in the nine months ended June 30, 1996. The increase in sales was caused by the completion of a certain project in the first quarter of fiscal 1997, sales of which were $1,189,000. Cost of sales in the nine months ended June 30, 1997 was 73.59% of sales or $2,372,093 as compared with 77.71% or $1,469,159 in the same period in 1996.
The sales in the first three quarters of Fiscal 1997 are not indicative of sales for the whole year.

Research and development expenses (net) increased to $376,997 or 11.7% of sales in the nine months ended June 30, 1997 from $224,295 or 11.86% of sales in the same period in 1996. The increase was caused by new research and development activities.

Selling expenses in the nine months ended June 30, 1997 were $94,495 or 2.93% of sales compared to $136,026 or 7.19% of sales in the same period in 1996.

General and administrative expenses increased to $347,761 or 10.8% of sales in the nine months ended June 30, 1997 from $181,246 or 9.6% of sales in the same period in 1996. The increase was mainly due to the operations of RadioTel.

Financial expenses in the nine months ended June 30, 1997 were $39,034 or 1.2% of sales compared with $39,423 or 2.1% of sales in the same period in 1996.

In the nine months ended June 30, 1997, the company reported a profit of $48,642. In the same period in 1996, the Company incurred a loss of $48,057. The profit is attributable mainly to increase of gross profit.

The inventories at June 30, 1997, were comprised of $591,559 raw materials and $329,990 work in process as compared to $533,257 raw materials and $180,235 work in process at June 30, 1996.

The company is committed to pay royalties to the office of the Chief Scientist of the State of Israel ("OCS") in respect to products under development for which the OCS participated by way of grant. The royalty is computed at the rate of 2%-3% of proceeds from sales of such products up to the amount of such grant. Royalties were paid during the first nine months of Fiscal 1997 at the amount of $3,630.

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



                                   MICEL CORP.

                                   Registrant



Date: August 11th, 1997          By:  /s/ Ron Levy
                                      -------------------------------
                                        President and
                                        Chief Executive and Financial Officer