Form 10KSB
period 1997-09-30
MICEL CORP
filed 1998-01-15
CIK 874788

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-KSB

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year ended
September 30, 1997                 	Commission File No. 1-11020
MICEL CORP.

(Exact name of registrant as specified in its charter)

NEW YORK	11-2882297
(State or other jurisdiction of	 (I.R.S. Employer Identification No.)
incorporation or organization)

 445 Central Avenue, Cedarhurst, NY  11516
 (Address of principal executive offices) (Zip Code)

				Registrant's telephone number,
				including area code:   (516) 569-1234

	Securities registered pursuant to Section 12(b) of the Act:

									                              Name of each exchange
Title of each class						             	on which registered
-------------------                    --------------------
       None								                        None

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

				YES [X]				NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation SB (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Registrant's revenues for fiscal year ended September 30, 1997 was $3,720,760.

The aggregate market value of voting stock held by non-affiliates of the registrant is $9,238,308 as of December 31, 1997.

The number of shares outstanding of the registrant's Common Stock as of December 31, 1997 is:

		Class				                        	Outstanding at December 31, 1997
  ------                            --------------------------------
	Common Stock, $.01 par value			               	5,900,380

Part 1
------
Item 1.  Business
-----------------

     The Company is engaged in the development, manufacture and sale of radio frequency (RF) microwave components and custom made integrated assemblies for commercial and military applications. These wireless applications include radio communications, electronic warfare (EW) and radar.

Other applications that the Company is developing are microwave products for the commercial telecommunications field, such as radios for rural telecommunications and point to point communications. The Company possesses the product and technology base necessary for the production of certain microwave components and complete subsystems.

The Company's corporate strategy is to create a series of separate operating divisions to support the manufacture, marketing/sales, and distribution of specific commercial technologies.

RadioTel, Ltd., was established to develop and manufacture point to point and point to multipoint wireless radio networks for various applications. RadioTel expects to supply the full spectrum of frequencies up to 38 GHZ with data rates from E1 to 16 E1 including ATM. RadioTel will attempt to address the market with unique low cost and innovative solutions to wire-line services. The radio module which it hopes to develop is expected to be suitable for digital wireless systems, mainly for telecommunication applications such as rural telephones and wireless local loop (WLL) systems in remote locations (simplified wireless telephone systems for remote subscribers utilizing radio frequencies for connection into the public telephone network).

RadioTel, commenced operations in September 1996 as a wholly-owned subsidiary of the Company. In October 1997, Clal Venture Capital Fund Limited Partnership ("Clal") purchased from RadioTel approximately 16.66% of the equity of RadioTel for $1,000,000. Clal has the option to increase its equity in RadioTel to 37.5% for an additional purchase price of $2,000,000.

Microkim, Ltd., a wholly-owned subsidiary located in Israel, acts as the Company's manufacturing, research and development arm, in addition to developing innovative technologies for commercial use by other operating divisions. Microkim has commercialized specialized RF and microwave products for telecommunication applications, electronic warfare systems and radar systems.

Micel Wireless Corp., a joint venture between Micel Corp. and Export Business & Services, Inc. (EBS), is an international telecommunications company engaged in the sourcing, marketing and sales of wireless telephone terminals and other related products. Micel Wireless currently represents certain manufacturing companies and telecom agencies as purchasing agents and sales representatives.

Micel Wireless Corp. designs, manufactures, and sells fixed cellular terminals for WLL applications in developing countries. The Company capitalizes on the technical capabilities of RadioTel, the existing knowledge of the cellular and wireless local loopmarkets and a network of distribution channels. Micel Wireless initial focus has been in Latin America, where Micel Wireless expects to take immediate advantage of existing WLL opportunities.
A majority of its sales have been made in Latin and South America.

Products
--------
     The Company began operations through its wholly owned Israeli subsidiary, Microkim Ltd., by manufacturing microwave components such as ferrite devices including isolators and control devices such as switches. Subsequently, the Company developed a line of microwave circuit assemblies, subsystems and subassemblies for advanced electronic defense and certain medical products. More recently, the Company has introduced stand-alone products to be marketed directly to end users. The Company maintains its technological knowhow and infrastructure for manufacturing RF components to support its highly integrated products.

     The Company focuses its activities in two main product lines:
     - Products for the commercial market.
     - Products for the military market.

I. Commercial Products
----------------------
     The following are the Company's products for the commercial communications market.

Radio Module.
The Company has developed a radio module together with AIL Systems Inc., a company located in Deer Park, New York, and delivered it to Teledata Communication Ltd.
("Teledata"). This product is a part of an Exchange Radio Concentrator being sold by Teledata. As of October 1, 1995, the parties executed an agreement which would provide for the delivery of approximately 1,012 upgraded radio modules to Teledata during Fiscal 1996 and 1997. Such deliveries have been made.
In addition, Microkim was granted the worldwide rights to the radio module. The Company has agreed in principal to grant Teledata an option to purchase
12.5% of the outstanding Common Stock of Microkim at 80% of the price to the public in the event that Microkim consummates an Initial Public
 Offering. The terms of this Option have not been finalized and there are no arrangements at this time to consummate an Initial Public Offering of Microkim.

     The Company established the production capability for the Radio Module in Israel and intends to market and sell the product world wide. However, no sales have been made to date other than to Teledata. The Radio Module is suited for digital wireless systems, mainly for telecommunication applications such as rural-telephones or Wireless Local Loop systems.
The market for such applications is believed to be very large. The Radio Module will be the basic building block for the communication systems developed by RadioTel. In addition to the Radio Module, the Company has developed a diplexer and an antenna for the same frequency band and applications.

VXI Switch Matrix.
State-of-the-art RF switch matrix that allows for the automation and computer supervision of testing in the manufacturing process of RF products - primarily wireless products. This product is targeted to the large volume wireless product manufacturers including:

1. Wireless LANs
2. Cellular phones
3. GPS products
4. DBS, cellular, and data communication products
5. PCS

II.Military Products
--------------------
     The products for the military market include:

Radar Signal Simulator.
The Company manufactures, markets and sells a portable microwave
Radar Signal Simulator ("RSS") used for testing an airplane's electronic warfare system's ability to detect the presence of threat radar by simulating the electronic signals emanating from such radar. The RSS is portable, weighing approximately 25 pounds and is light enough to be carried by one person. The RSS operates from a rechargeable battery or from a 115 Volt/400 Hz external electrical source. It contains several microwave frequency sources, switches, amplifiers, and other components as well as a microprocessor and logic circuits which are programmed to control the unit. It contains an optional remote control which enables the RSS to be operated by one person from the cockpit of an airplane and operates independently from the aircraft electronic system. Several different simulated radar threats can be programmed into the RSS unit that can simulate two radar threats simultaneously. During the fiscal year ended September 30,1997
("Fiscal 1997") the Company sold seven units to four customers. The sales price for the RSS may vary depending on a variety of factors including volume and market conditions. The Company currently has permission from the Ministry of Defense of Israel to sell this product to certain foreign countries.
The Company expects to continue sales of the RSS at the rate of four to eight units per annum.

FLAMES.
The Company entered into a Memorandum of Understanding on August 11, 1993 with Advanced Systems Development ("ASD"), a subsidiary of Comptek , located in East Elmhurst, New York, to develop and market the next generation of RSS. The new simulator is designed to enable the user to select specific desired frequencies under computer program control. The RSS 2000, currently being offered for sale by the Company, includes fixed frequency sources whose frequencies are tuned at the factory level. The feature of user-selected frequencies will expand the range of applications of the radar simulator.
The system is designed to cover all frequency bands from 0.5 to 18 GHz. Development continued in Fiscal 1994 through 1996. The Company delivered four units in Fiscal 1997.

FLAMES is designed to be software compatible with a large simulator called "AMES", manufactured by ASD. The Company believes that FLAMES addresses the U.S. and European military markets, especially users of state of the art EW equipment. FLAMES will enable those customers to simulate multiple emitter scenarios at the flight line and use scenarios developed in the lab on the AMES system.

Altimeter Tester.
The Company has developed under contract a device that can be used to test a helicopter's altimeter on the flight deck without the necessity of removing the altimeter from the helicopter and testing it in a laboratory. In Fiscal 1996 and 1997, the Company sold two and four units, respectively, to a customer.

In addition to the above mentioned systems, the Company has developed a product line of various frequency sources. These products serve as the building blocks for the RF simulators and the infrastructure for the commercial communication equipment. The main products of this line are:

Frequency Synthesizers.
The Company manufactures, markets and sells various frequency synthesizers. Frequency synthesizers are used to generate microwave signals having discrete frequencies which can be selected by an external electronic digital command. The ability to switch promptly from one given frequency to another selected frequency while maintaining a stable selected frequency is a desirable feature in modern electronic communication and detection systems. The Company has developed a novel compact synthesizer on behalf of a customer. At the end of Fiscal 1993, the Company received an order for six units from the customer. By the end of 1994, the Company completed the product development and delivered the synthesizers to the customer in fiscal
1995. The Company developed a synthesizer for commercial communication applications.

Digital Tuned Oscillator (DTO).
The Company has developed a new highly integrated assembly of 2-18GHz Digital Tuned Oscillator. The product is based on the Company's ability to integrate various RF components such as: filters, low-noise amplifiers, VCO's and switches into a highly integrated assembly. The DTO is the main building block for the FLAMES and is sold as a stand-alone device.
The Company has delivered 25 units during Fiscal 1996 and 18 units in Fiscal
1997.

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

The following table sets forth the approximate percentage of sales of the Company's products in Fiscal 1996 and 1997.

PRODUCTS     			          PERCENT OF SALES          	PERCENT OF SALES
                     			    		1996	 	                     	1997

DIGITAL RADIO			               38%	                    			  36%
RADAR SIGNAL SIMULATOR		       23%				                      29%
FREQUENCY SOURCES			           20%				                      14%
OTHER PRODUCTS	              		19%			  	                    21%
TOTAL		                        100%				                     100%


Backlog.
At September 30, 1997 the approximate backlog of orders of the Company's products and services was $2,450,000. The backlog at September 30, 1996 was approximately $2,500,000. Backlog includes only those customer commitments for which a delivery schedule has been established by the Company and the customer. It is expected that most of the current backlog will be shipped or completed within the ensuing twelve months. In the Company's experience, its backlog at a given time is not necessarily indicative of prospective revenue for any respective period.

Research and Development
------------------------
The Company is engaged in a continuing program of research and development aimed at developing certain new and improved products. Whenever possible, the Company attempts to obtain customer funding to adapt the Company's basic technology to specialized customer requirements.

In September 1996, Microkim signed an agreement with ArrayComm Inc., a California Corporation located in San Jose, for the development of a family of Subscriber Unit Antennas (SUA) to be part of a Wireless Local Loop (WLL) system developed by ArrayComm. The family of the SUA products will be comprised of four different types of passive and active antennas. Development of these antennas have been completed in Fiscal 1997.

The air interface chosen for ArrayComms WLL system is PHS (RCR-28). Japan currently has over 3.5 million users utilizing PHS as a low mobility wireless communication system. Choosing an accepted standard such as PHS, minimizes the risks with market acceptance of the WLL system due to standards or regulatory issues. The air interface PHS has either been proposed or accepted in Indonesia, Thailand, Australia, Malaysia, Philippines, China, India and Vietnam.

      The customer base for the subscriber antennas is the telecommunication operators in developing countries. The Company believes that these operators are looking for wireless technology as a means of replacing all or part of the Ahard wire@infrastructure typically used for subscriber connections. ArrayComms WLL system sales is expected to provide a distribution channel for Microkims subscriber unit antennas. In addition, Microkim will seek other WLL infrastructure suppliers and operators to generate additional subscriber unit antenna sales.

      In December 1996, ArrayComm and Microkim received the approval from the Israel-U.S. Binational Industrial Research and Development Foundation
(BIRD) for funding of its joint project.
BIRD agreed to fund up to 50% of actual approved expenditures. BIRD will receive a royalty from the sale of products developed under this project up to 150% of the funds received. In Fiscal 1997, the Company received approximately $130,000 from BIRD.

     The development of the RSS and certain commercial microwave components have been partly financed by the Office of the Chief Scientist of the Israeli Ministry of Industry and Trade ("OCS"). A royalty of 2%-5% must be paid from the sales of products developed with grant funds. The royalty repayment is limited by the total grant amounts.

     During Fiscal 1997 and 1996, the Company's gross research and development activities aggregated $759,567 and $444,719, respectively, including grants of $355,558 and $117,190, respectively, received from the OCS and BIRD.

Manufacturing and Suppliers
---------------------------
     The Company offers both standard products manufactured and assembled by the Company as well as customized systems, subsystems, components and subassemblies in accordance with specific customer demands. The Company is currently emphasizing subsystems and systems products. The Company is capable of providing a full range of services including engineering design and development, assembly and fabrication of circuits, subsystems and subassemblies. The Company employs advanced manufacturing techniques geared towards production to military, RF/microwave components and aerospace standards. The Company's manufacturing facilities in Israel include a class 100,000 clean room. The clean room area consists of laminar flow benches where the critical bonding and dice-attaching processes and inspections are performed. The Company's manufacturing facilities include electrical and RF test equipment required for in-process and acceptance testing. Special equipment at the Company's manufacturing facility also include broadband sweepers, automatic test stations, bonding and dice attaching equipment.

     In August, 1991, Microkim was granted under the Israeli Law for Encouragement of Capital Investment 1959, the approval to expand its production apabilities and increase its working capital. The approval enables Microkim Ltd. to receive a guarantee from the State of Israel of loans from Israeli
banks up to $1,240,000.   These loans were used to purchase equipment.  As of
September 30, 1997, a balance of approximately $38,812 of long term bank loans has been guaranteed by the State of Israel.

     The Company's product assurance and reliability programs are designed to meet most applicable military standards. Established quality assurance programs monitor the performance to specifications of all materials used and labor performed in manufacturing. Monitoring begins with the inspection of incoming materials and continues through the processing, assembly and testing of final products. Since certain products are used for military purposes, the Company's quality control requires that it inspects these products before they are shipped to customers. The Company is required to keep detailed records of the results of such inspections.

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


Marketing and Principal Customers
---------------------------------
     The focus of Micels commercial marketing effort will be to identify those telecommunications service providers who require fixed wireless solutions in their given territories and the cost benefits of wireless compared to copper wire installation. The target markets are those emerging countries where industry is rapidly developing but the countrys infrastructure and communication systems are lagging behind. These emerging markets include South and Central America, Eastern Europe, the Philippines, China, India, Indonesia and Africa.

     Approximately 66% of the Company's sales during the fiscal year ended September 30, 1997, were made to customers in Israel directly by the Company's sales staff. In Fiscal 1997, Elta Electronics Industries Ltd. represented approximately 23% of total sales. In addition, Teledata and ASDI represented approximately 37% and 25% of total sales, respectively, during fiscal 1997.

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

Competition
-----------
     There are numerous manufacturers of microwave products in Israel, the United States and elsewhere which compete with the Company.
Many of these competitors are much larger than the Company with substantially greater financial resources, experience and more extensive engineering, technical and research capabilities. In addition, many large companies with substantially greater financial, technical and marketing resources than the Company, including some companies that are currently customers of the Company, have the capability to produce the products made by the Company and could decide to enter the market in the future and compete with the Company. The Company is not a major competitor in the worldwide microwave market, although the Company believes that it competes effectively in the Israeli market. The Company's largest competitor in Israel is Elisra Ltd., a subsidiary of Tadiran Ltd.
The Company believes that it is able to compete based on its quality, location, technical capability and experience. In addition, its products have been field tested and the Company has the ability to produce and integrate many different microwave components into subassemblies and end-user products. The major competitor of the Company's RSS is A.A.I.
which manufactures the APM 427. The Company believes that the RSS is superior to the APM 427, since the RSS is less expensive, is much smaller and can be operated by only one person. Three additional companies are now offering portable units which compete with the RSS 2000. Republic
Electronics of N.Y. is offering its MTS-300; Cal Corp. of Ontario, Canada has introduced its Micro-Tass Product; and Anarem in the United Kingdom offers a similar product.

	The major competitors of the Companys communication products are (i) California Microwave Inc. which manufactures digital point-to-point radios, medium haul radios for cellular communications and modems, and (ii) Digital Microwave Corp. which manufactures digital microwave radios for short and medium haul communications for multiple digital lines.

Patents
-------
     The Company believes its ability to compete depends primarily on the technical competence, knowledge and experience of its management and personnel and their abilities to develop, improve and market its products. Nevertheless, others may be able to learn certain of the Company's trade secrets or copy its product designs. The Company does not presently own any patents, however, the Company intends to file patent applications for any patentable inventions, processes or improvements that the Company may develop in the future when it believes that meaningful patent protection can be obtained. During Fiscal 1992, the Company filed a patent application in Israel entitled: "Apparatus for Testing Electronic Warfare Systems,
" related to the unique design of the Fite 2000. To date, this patent has not been issued.

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

Government Regulations
----------------------
     Many of the component parts of the Company's products are imported from the United States. Accordingly, the Company and/or its suppliers may be required to obtain an export license, preference rating or other government authorization in connection with components purchased in the United States.

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

Product Warranty and Service
----------------------------
     Generally, the Company provides the customer, at the time a purchase contract is entered into, with a detailed list of Acceptance Test Procedures. These procedures identify which tests the Company's products must undergo and pass before the individual product would be delivered and accepted by the customer. Certain customers require and pay for a Quality Test Procedure ("QTP") which is a specific procedure for testing the quality of certain of the Company's products based on that customers specifications.
The Company generally provides a warranty for parts and labor for one year from delivery of the product, although in some cases a longer warranty period may be given. The Company currently services any warranty claims itself. The Company's rate of returns for repair under the warranty on all products, other than on the Radio Module, is similar to that prevailing in the industry and annually averages between 1/2% and 1% of total sales. However, in excess of 10% of the Radio Modules were returned to Microkim for repair and was subsequently returned to the customer.

Employees
---------
     At September 30, 1997, Microkim had a total of 23 employees in Israel including 6 in research and development, 6 in general management, administration and marketing and 11 in production. RadioTel had 5 employees 2 in general and administrative and three in research and development. Management believes that its relations with its employees are satisfactory.

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

Item 2
Legal Proceedings
-----------------
     The Company is unaware of any pending legal proceedings, the outcome of which, in the Company's view, will have a material adverse effect on the Company's consolidated financial position or results of operations.

     In July 1994, the Company commenced a civil action in Israel in the approximate amount of $3,000,000 against M/A Com and Hillel Weinstein for false representations made by M/A Com and Dr. Weinstein in connection with the purchase of Microkim Ltd. from M/A Com and for subsequent damages resulting
from such misrepresentations.   Dr. Weinstein is no longer a defendant
or counter claimant in this action as a result of the agreement reached on May 27, 1996. M/A Com filed a motion for cancellation of the Company's request for Aout of boundaries jurisdiction. This motion was granted.

Micel reapplied to the court for permission to serve M/A Com extraterritorially, submitting additional affidavits in support of the application.
The court granted this application and service is currently being effected.

Item 3
Properties
----------
     The Company's executive offices consist of approximately 400 square feet located at 445 Central Ave. Cedarhurst, New York. Microkim's executive offices and manufacturing facilities are located in a light industrial area in the city of Haifa, Israel. Microkim expects to move to another location in the outscirts of Haifa, Israel. The new location contains approximately 600 square meters at a monthly rental of approximately $8,750 exclusive of utilities.  The rent is linked to the Consumer Price Index.
The new lease is for a period of five years.  Microkim has an option to renew
the lease for an additional three years.   RadioTels executive offices are
located in Yahud, Israel. The Company believes that its properties are sufficient for its needs at the present time.

Item 4
Submission of Matters to a Vote of Security Holders

     The Company held its annual meeting of shareholders on November 14, 1997. At the meeting, Heather Loren, Ron Levy and Barry Braunstein were each re-elected as directors of the Company for a term of one year or until his/her successor is duly elected and qualified.

Part II
Item 5
MARKET FOR THE COMPANY'S COMMON
EQUITY AND RELATED STOCKHOLDER MATTERS
---------------------------------------
     The Company's securities are currently listed for trading on the OTC Bulletin Board. Prior to November 25, 1996, the effective date of the ten-for-one reverse stock split, the shares of Common Stock, $.001 par value, were trading under the symbol MICL. Since November 25, 1996, shares of Common Stock, $.01 par value, were traded under the symbol MICE. The following table sets forth the range of high and low bid prices of the Company's Common Stock for the fiscal quarters of 1996 and 1997. These quotations represent prices between dealers in securities, do not include retail mark-ups, mark-downs or commissions and do not necessarily represent actual transactions. The quotes have been retroactively adjusted to reflect the ten-for-one reverse stock split which took effect November 25, 1996.

                                        Fiscal Year Ended		 Fiscal Year Ended
                                        September 30,1997		 September 30, 1996
                                        High Bid  Low Bid	 High Bid   Low Bid
COMMON STOCK (MICE)
First Quarter		                         3             3   		  .70      .70
Second Quarter		                        3             3 		    .70      .70
Third Quarter		                         4             3 			  2.25     2.25
Fourth Quarter		                        3             2		 	  3.75	    3.75

_______________________

	On December 8, 1997, the closing bid price of the Common Stock on OTC Bulletin
 Board was $2.00.

     The Company has not paid a dividend on its shares of common stock and does not anticipate paying cash dividends in the foreseeable future.

Item 6
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          ---------------------------------------------
General  -

     Impact of inflation, devaluation and fluctuation of currencies on the
     ---------------------------------------------------------------------
     results of operations.
     ----------------------
     All of the Company's operations in Fiscal 1997 were conducted through its Israeli subsidiaries, Microkim and RadioTel. Microkim and RadioTel maintains their financial records in United States Dollars. Transactions and balances originally denominated in dollars are presented at their original amounts. Transactions and balances in currencies other than the dollar are remeasured into dollars in accordance with the principles set forth in Statement No.
52 of the Financial Accounting Standards Board.

     Fluctuations in the rate of exchange between the dollar and such other currencies result in the recognition of financial income or loss.
The Company manages its Israeli operations with the object of protecting against material net financial loss in U.S. dollar terms from the impact of Israeli inflation and currency devaluation on its non U.S. dollar assets and liabilities. In the twelve month period ended September 30, 1997 ("Fiscal 1997"), the Israeli Consumer Price Index ("ICPI") increased by
8.71%, as compared with a 8.68% aggregated devaluation of the shekel against the U.S. dollar. There can be no assurance that the Government of Israel will devalue the shekel from time to time to offset the effects of inflation in Israel. See Note 2 of the Notes of the Consolidated Financial Statements.
     In computing taxable income, the Company's Israeli subsidiary is entitled under Israeli income tax rules to certain deductions designed to avoid taxation of inflationary gains measured in Israeli currency. If these laws or governmental programs were modified or terminated as they apply to the Company, there could be an adverse effect on the results of operations of the Company.

Financial Condition:
--------------------
     The Company's operations in Fiscal 1997 have been financed principally by revenues from operations, proceeds from the sale of Common Stock in a private placement and research and development grants.

In Fiscal 1997, the Company issued 372,500 shares of common stock in a private placement at $2.00 per share.

     The total amount of outstanding loans, credit facilities and guarantees from banks at September 30, 1997 were approximately $429,349 and is secured by liens on certain of Microkim's property and equipment, share capital and insurance rights, and by a secured interest in all of Microkim's assets. This amount includes approximately $38,812 of long term borrowings from Israel Industrial Development Bank Ltd. to be repaid between 1998 and 2000. This also includes approximately $380,000 of performance guarantees pursuant to contracts with customers.

         The Company is committed to pay royalties to the Office of the Chief Scientist of the State of Israel ("OCS") in respect to products under development for which the OCS participated by way of grant. The royalty is computed at the rate of 2%-5% of proceeds from sales of such products up to the amount of such grant (approximately $1,609,493 as of September 30, 1997). Royalties paid during Fiscal 1997 amounted to approximately $12,517.

     In the year ended September 30, 1997, net cash and cash equivalents increased by $409,911 primarily as a result of $274,121 from operating activities and $745,000 from issuance of stock. This was offset by $85,537 purchase of equipment, $100,000 loan to and $500 investment in an affiliated company, $109,737 repayment of long term debt and $313,436 repayment of bank credit facility.


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

    The Company committed to fund RadioTel in the amount of $1,235,025 through October 30, 1998. In the event that such additional funding is not provided to RadioTel, Micels ownership of RadioTel may be diluted. Since
September 30, 1997, the Company raised funds of $300,000 through the sale of stock at $2.00 per share.


Results of Operations
---------------------
     		  Year ended September 30, 1997 compared to the year ended September 30, 1996.



     Sales in the Fiscal year ended September 30, 1997 ("Fiscal 1997") were $3,720,760 as compared with $3,105,392 in the year ended September 30, 1996 ("Fiscal 1996"), primarily due to increases in sales of microwave radios, Radar Signal Simulators and Flames.

     Cost of sales in Fiscal 1997 was 72% of sales or $2,688,709, as compared with 74% or $2,298,886 in the same period in 1996. In Fiscal 1996, cost of materials was approximately 46% of sales compared to approximately 60% of sales in Fiscal 1997, subcontractor expenses were approximately 3% of sales in Fiscal 1996 compared to approximately 1% of sales in Fiscal 1997, salaries were approximately 16% of sales in Fiscal 1996 compared to approximately 7% in Fiscal 1997 and other expenses and depreciation were approximately 6% of sales in Fiscal 1996 compared to approximately 4% of sales in Fiscal 1997.

     Research and Development expenses net of government subsidies increased from $327,529 or 11% of sales in Fiscal 1996 to $404,009 or 11% of sales in Fiscal 1997. The increase was caused primarily by an increase in the scale of the Company's research and development activities.

     Selling expenses decreased from $196,410 or 6% of sales in Fiscal 1996 to $118,206 or 3% of sales in Fiscal 1997. The decrease resulted primarily from a decrease in marketing expenses due to moneys received from a foundation promoting marketing activities for Israeli companies.

     General and Administrative expenses increased from $300,261 or 10% of sales in Fiscal 1996 to $680,976 or 18% of sales in Fiscal 1997, primarily as a result of the commencement of operations of RadioTel in Fiscal 1997 and the amortization of deferred compensation related to the issuance of certain stock options in RadioTel.

    The Companys results of operations include its equity in the income of its affiliate, Micel Wireless Corp., amounting to $19,245. This affiliate commenced operations October 1, 1996.

    In Fiscal 1997 Interest expense decreased to $75,497 or 2% of sales as compared with $97,827 or 3% of sales in Fiscal 1996. The decrease is mainly attributable to the repayment of debt due to prepayments received from customers.

     In Fiscal 1997, other income decreased to $18,366 compared with $131,664 in Fiscal 1996. The decrease in other income is the result of the settlement with the former president which took place in Fiscal 1996.

     Due to the above, in Fiscal 1997, the Company reported a net loss of $209,026 or $.04 per common share and in Fiscal 1996, the Company incurred a net profit of $16,143.

ITEM 7.   Financial Statements
          ---------------------
          See Pages F-1 through F-19.


ITEM 8.   Changes in and disagreements with Accountants on Accounting and
          ----------------------------------------------------------------
           Financial Disclosure
          --------------------
          Not Applicable


ITEM 9.  Directors and Executive Officers:
         --------------------------------

The officers and directors of the Company are as follows:



  Name        		   Age      	Position

  Ron Levy  		      49  	     President and Director

  David Selengut 	 	42 	      Secretary

  Barry Braunstein 	38       	Director

  Heather Loren 		  29 	      Director

Ron Levy has been President and Director of the Company since October 1, 1996. Prior to that time he was a consultant to Microkim Ltd, the Company's wholly owned subsidiary. From October 1992 to November 1995 he was President and Chief Executive Officer at EUROM Flash Ware Solutions Ltd. and from September 1990 to September 1992 he was Project Manager at SanDisk Corporation in Santa Clara, CA. From September 1982 until September 1990 he was a manager of Tadiran Communication Micro Electronic Center.
Mr. Levy has received his B.S. degree in Electrical Engineering and Computer Science from the University of California in Berkeley.

David Selengut has been the secretary of the Company since November 1997.
Mr. Selengut has been a partner in the Law Firm of Bernstein & Wasserman, LLP since July 1997 and was a Partner at the Law Firm of Singer, Bienenstock, Zamansky, Ogele & Selengut, LLP from May 1995 until April 1997.
Those firms have acted as counsel to the Company with respect to certain matters. From May 1988 until April 1995, he was an associate at the Law Firm of Neiman Ginsburg & Mairanz P.C., New York, New York.

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

Each of the Company's Directors has been elected to serve until the next annual meeting of the Shareholders. The Company's executive officers are appointed annually by the Company's Directors. The Chairman of the Board and Secretary are non-executive positions. Each of the Company's Directors and Officers continues to serve until his successor has been duly elected and qualified.
The outside directors are entitled to receive $6,000 per year from the Company. The directors of Microkim are Ron Levy and Tzvi Siegel. To the Company's knowledge, there were no delinquent Section 16(a) filers for transactions in the Company's securities during fiscal year ended September 30, 1997.


Item 10.  Executive Compensation:
          -----------------------

Executive Compensation
----------------------
	The following table sets forth all compensation received for services rendered to the Company by certain executive officers during each of the past three fiscal years ended September 30, 1997.  No other executive officer received compensation in excess of $100,000 during any of the last three fiscal years.


SUMMARY COMPENSATION TABLE

                      				Annual 				            Long-Term
                      				Compensation			        Compensation

Name and Principal 	    Year  Salary($)    Other       Awards
                                           Annual      Option
                                         	 Awards
                        ----  ---------    ------      -------

Ron Levy,               1997  $95,149      $25,883 (1)  -0-(2)
President,Chief
Executive Officer

Joseph Moscovitz,(3)	   1996	 $84,590		    18,750 (1)   -0-
                        1995 	$76,976     	18,323 (1) 	15,000

___________________________
(1)	Total value of non-cash compensation.

(2)	Mr. Levy received options to purchase six percent of the stock of RadioTel
Ltd., a subsidiary of the Company, exercisable for a nominal amount.
The option vests to the extent of one-half at the end of two years from the date of commencement of employment and the remainder at the rate of two percent per month commencing on the 25th month from the date of commencement of employment.

(3)	President until September 30, 1996.


                 	OPTION GRANTS IN 1997
                  ----------------------

                         	Percent of Total
                         	Options Granted
Name (a)   	Options		     To Employees in    		Exercise	   	Expiration
            Granted(b)	   Fiscal Year 1997(c)	 Price (d)	  	Date (e)

Ron Levy     	0 (1)

Benjamin
Sporn (2)	   100,000		       100%		             	$2.00	    	October 5, 2007

____________________________
(1)	See Note (2) to the Summary Compensation Table
(2)	Mr. Sporn was Chairman of the Board until November 14, 1997.



     	AGGREGATED OPTION EXERCISES IN 1997 AND FOR YEAR-END VALUES
      -----------------------------------------------------------


                                                      						Value of
                                       Number of            Unexercised
                                       Unexercised Options	 in-the-money
                                       at Fiscal            Options at Fiscal
                                       Year-End            	Year-End ($)

Name     Shares Acquired	  Value		     Exercisable/	        Exercisable/
         on Exercise (#)   Realized($) Unexercisable(d)    	Unexercisable(e)
         (b)               (c)
Ron
Levy         	-0-		         	-0-      		25,000/100,000(1)        -0-/-0-

Benjamin
Sporn	        -0-		         	-0-	      	115,250/21,750	         12,600/0

(1)	Does not include the option described in note (2) to the Summary
Compensation Table.




Stock Option Plan

	In November 1990, the Company's Board of Directors adopted, and its Shareholders approved, the 1990 Stock Option Plan (the "Plan"), which was amended by the Shareholders at the 1996 annual meeting and provides for the grant of incentive and/or non-qualified stock options to purchase up to 800,000 (post split) shares of Common Stock to any officer, director, consultant or employee when the Board, in its sole discretion, determines that a grant of options to such person would be in the best interests of the Company. Incentive stock options granted under the Plan shall be pursuant to a written agreement for a term not exceeding ten (10) years (five (5) years for Shareholders owning more than ten percent (10%) of the Common Stock of the Company). The exercise price of the options shall be established by the Board at the time of grant of the option but cannot be less than one hundred percent (100%) of the fair market value at the time of grant of the option. If the recipient owns more than ten percent (10%) of the Common Stock of the Company, the exercise price must be at least one hundred and ten percent (110%) of the fair market value of the underlying Common Stock at the time of grant.
The aggregate fair market value (determined as of the date of grant) of the shares of Common Stock with respect to which incentive stock options are exercisable for the first time by an employee during any calendar year may not exceed $100,000. Other terms and conditions of options granted under the Plan, which expires November 2000, are determined by the Board of Directors. The number of shares subject to outstanding options will be appropriately adjusted upon the happening of any stock split, stock dividend, recapitalization, combination, subdivision, issuance of rights or other similar corporate change. Persons who are residents of the State of Israel for the purpose of the Israeli Currency Control Regulations, who own more than 5% of the total outstanding shares of the Company would be required to get the consent of the Bank of Israel to accept offers of stock options from the Company. To date the Company has granted options to purchase 646, 620 shares of Common Stock, $.01 par value. None of the options previously granted under the Plan has been exercised.

Mr. Tuvia Barak, a principal in Quest Enterprises Inc. and Mr. Ron Levy, President of the company, each received an option, exercisable for nominal value, to purchase up to 6% of the equity of RadioTel Ltd., a subsidiary of the company. The options vest to the extent of one half at the end of two years and the reminder at a rate of 2% per month commencing on the 25th month from date of commence of employment. The options will only vest if such persons are still an employee or a consultant to RadioTel.


Item 11.  Security Ownership of Certain Beneficial Owners and Management

  The following table sets forth, as of November 30, 1997, certain information as to the stock ownership of each person known by the Company to beneficially own 5% or more of the Company's outstanding Common Stock, by each director of the Company who owns any shares of the Company's Common Stock and by all officers and directors as a group:


                                                  							Percentage of
Name of		              	Amount and Nature of		           Class as of
Beneficial Owner	       Beneficial Ownership(1)         	November 30, 1997

Bonnie Septimus (2)		   460,600			                       7.7%
72 Lord Avenue
Lawrence, New York

Barry Septimus (3)	     578,746			                       9.6%
72 Lord Avenue
Lawrence, New York

Benjamin Sporn(4)		     148,250          	              	2.4%

Heather Loren(5)			     171,875	                       		2.9%

Barry Braunstein (6)   	237,250		                       	4.0%

Ron Levy(7)		          	25,000		                         	*

All officers and
directors as a
group (4 persons)		     434,125			                       6.9%

----------------------

 *	Less than 1%

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

(3) Does not include Shares owned by Mr. Septimus' children or his wife, Bonnie Septimus, listed above. The amount includes 224,000 shares of Common Stock owned by Quest Enterprises, Inc., which is 50% owned by Mr. Septimus. Also includes 144,746 Shares issuable upon exercise of options and warrants owned by Quest Enterprises, Inc.

(4) Includes 112,250 Shares issuable upon exercise of stock options. Mr. Sporn was a director until November 14, 1997

(5) Includes 10,250 Shares issuable upon exercise of stock options.

(6) Includes 12,250 Shares issuable upon exercise of stock options and Shares which have been purchased by Mr. Braunstein and his family in private placements.

(7) Consists of shares issuable upon exercise of stock options.

 Item 12.
 Certain Relations and Related Transactions
 ------------------------------------------
In January 1993, the Company entered into an agreement with Quest Enterprises, Inc. ("Quest"), of which Barry Septimus, a principal shareholder of the Company, owns 50%, to provide marketing, consulting and other services as reasonably required by the Company for the purpose of securing for the Company research and development contracts, joint development programs, strategic partnerships, business opportunities and production and sales contracts with North American Companies and other entities on an exclusive basis in North America. The Company is paying Quest a fee in the amount of $5,000 per month plus expenses (reduced from $6,000 per month).
In addition, in the event that the services provided by Quest to the Company result in a contract being awarded to the Company, Quest will be entitled to a commission in the amount of 1.5% of the revenues received. In
September 1996, Quest voluntarily reduced this percentage to 1% at the same time as the Company employed Ron Levy who is to receive .05% of U.S. sales.
In the event that the services provided by Quest result in a joint venture or other equity arrangement between Micel Corp. and the potential partner, Quest will be entitled as a commission to a reasonable equity position in such joint venture not to exceed 15% of the equity of the joint venture. Quest is also entitled to 25% of any royalties received by the Company from parties introduced to the Company by Quest.

	Mr. Tuvia Barak, a principal in Quest Enterprises Inc. and Mr. Ron Levy, President of the Company, each received an option, exercisable for nominal value, to purchase up to 6% of the equity of RadioTel Ltd., a subsidiary of the Company. The options vest to the extent of one half at the end of two years and the remainder at the rate of 2% per month commencing on the 25th month from date of commencement of employment. The options will only vest if such persons are still an employee or a consultant to RadioTel.
In addition, the Company has been informed that Mr. Barak and Mr. Levy collectively own 10% of EBS, Inc., the other Shareholder of Micel Wireless
Corp.

	In fiscal 1997, Mr. Braunstein and his family purchased 100,000 shares of Common Stock and in November 1997, 25,000 shares of Common Stock, for $2.00 per share.

 Item 13.  Exhibits, List and Reports on Form 8-K.
 -------------------------------------------------
   (a) Exhibits.

   3.1    -   Certificate of Incorporation of Registrant (1)
   3.2   -    Certificates of Amendment to the Certificate of Incorporation of
              Registrant (1)
   3.3    -   By-Laws (1)
   4.1    -   Form of Warrant Agreement (1)
   4.2    -   Form of Unit Purchase Option (1)
   10.3   -  1990 Stock Option Plan (1)
   10.4   -   Agreement with Quest Enterprises, Inc. (2)
   10.5   -   Representative Agreement with RF Electronic Sales, Inc.  (5)
   10.6   -  Memorandum of Understanding with Advanced Systems Development Inc.
             (5)
   10.7   -  Organization Agreement among Microkim Ltd, Fairchild Data Inc.,
             Teuza  -    A Fairchild
	          Technology Venture Ltd. and Misat Ltd. (3)
 10.8  -   Agreements dated as of October 1, 1995 between Teledata
           Communications Ltd., Mikrokim
Ltd. and        -      AIL Systems, Inc. (6)
   10.9   - Shareholders Agreement with Export Business & Services, Inc.(7)
   10.10 - Agreement with ArrayComm, Inc. (7)
   10.11 - Stock Purchase Agreement between the Company, RadioTel Ltd. and Clal
           Ventures Capital Fund 	 Limited Partnership.


   (1)  Filed with Registration Statement 33-40512
   (2)  Filed with Form 10-Q for the quarter ended June 30, 1993
   (3)  Filed with Form 10-K for year ended September 30, 1992
   (4)  Filed with Form 10-KSB for the year ended September 30, 1993
   (5)  Filed with Form 10-KSB for the year ended September 30, 1994
   (6) Filed with Form 10-KSB for year ended September 30, 1995 Reports on Form 8-K
   (7)  Filed with Form 10-KSB for year ended September 30, 1996
        None


INDEX


                                                                  	Page

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                           	F-1

CONSOLIDATED FINANCIAL STATEMENTS:
Balance Sheet - as of September 30, 1997                           	F-2

Statements of Operations for the Years Ended
 September 30, 1997 and 1996                                       	F-3

Statements of Changes in Shareholders' Equity
for the Years Ended September 30, 1997 and 1996                    	F-4

Statements of Cash Flows for the Years Ended
September 30, 1997 and 1996                                        	F-5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	                  F-6 - F-17













REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of
Micel Corp.:

We have audited the accompanying consolidated balance sheet of Micel Corp.
(a New York corporation) and subsidiaries as of September 30, 1997, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the years ended September 30, 1997 and 1996. These financial statements are the responsibility of the Company's management.
Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Micel Corp. and subsidiaries as of September 30, 1997, and the results of their operations and their cash flows for the years ended September 30, 1997 and 1996, in conformity with generally accepted accounting principles.



                                        ARTHUR ANDERSEN LLP


New York, New York
January 9, 1998


                   MICEL CORP. AND SUBSIDIARIES
                   ---------------------------

                    CONSOLIDATED BALANCE SHEET
                    --------------------------
                       SEPTEMBER 30, 1997
                       ------------------

                              ASSETS
                              ------

CURRENT ASSETS:
Cash and cash equivalents                                 	$	491,000
Trade accounts receivable	                                  	376,196
Other receivables, net of allowance for doubtful
accounts of $42,000	                                         145,136
Inventories 		                                               894,992
                                                            --------
Total current assets	                                     	1,907,324

NOTE RECEIVABLE FROM AFFILIATED COMPANY	                    	100,000

INVESTMENT IN AFFILIATED COMPANY		                            19,745

DEPOSITS WITH INSURANCE COMPANIES AND PENSION FUNDS		        196,988

PROPERTY AND EQUIPMENT, net		                                210,398
                                                            --------
Total assets                                             $	2,434,455
                                                         ===========

              LIABILITIES AND SHAREHOLDERS' EQUITY
              ------------------------------------


CURRENT LIABILITIES:
Accounts payable and accrued liabilities 	                 $	933,188
Bank overdraft facilities		                                    7,621
Current maturities of long-term debt 	                        18,416
Advances from customers		                                    323,838
                                                            --------
Total current liabilities	                                	1,283,063
	                                                           --------
ACCRUED SEVERANCE PAY 		                                     251,062
                                                            --------

LONG-TERM DEBT, net of current maturities 	                  	23,312
	                                                           --------
COMMITMENTS AND CONTINGENCIES (Note 9)

SHAREHOLDERS' EQUITY:
Preferred stock, $.001 par value - redeemable or
convertible; 5,000,000 shares authorized; no shares issued
and outstanding                                               		-

Common stock, $0.01 par value - 25,000,000 shares
authorized; 5,750,380 shares issued and outstanding         		57,504

Additional paid-in capital	                               	7,031,626
Accumulated deficit	                                    	(5,848,812)
Deferred compensation (Note 10)	                          	(363,300)
                                                           ---------
       Total liabilities and shareholders' equity	       $	2,434,455
                                                          ==========
       The accompanying notes are an integral part of this consolidated balance sheet.

                   MICEL CORP. AND SUBSIDIARIES
                   ----------------------------

              CONSOLIDATED STATEMENTS OF OPERATIONS
              -------------------------------------
         FOR THE YEARS ENDED SEPTEMBER 30, 1997 AND 1996
         -----------------------------------------------



                                      	1997          	1996
		                                    ------         ------
SALES                               	$	3,720,760   	$	3,105,392

COST OF SALES		                        2,688,709	     	2,298,886
                                       ---------       ---------
           Gross profit 	             	1,032,051	      806,506
		                                     ---------       ---------

RESEARCH AND DEVELOPMENT EXPENSES, net 404,009	       	327,529

SELLING EXPENSES		                     118,206	       	196,410

GENERAL AND ADMINISTRATIVE EXPENSES 		 680,976	       	300,261
                                       -------         -------
           Total operating expenses		  1,203,191	      824,200
                                       ---------       -------
           Loss from operations		      (171,140)	     	(17,694)

EQUITY IN INCOME OF AFFILIATES	        19,245            	-

INTEREST AND OTHER INCOME	            	18,366	        	131,664

INTEREST AND OTHER EXPENSE	           	(75,497)	      	(97,827)
                                       --------        --------
            Net (loss) income     	  $	(209,026)      	$	16,143
		                                   ===========       ========

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING	                          	5,560,564	      	5,165,190
		                                     =========        =========
NET (LOSS) INCOME PER COMMON SHARE   	$ (0.04)      	   $   	-
                                       =========        =========


The accompanying notes are an integral part of these consolidated statements.

                   MICEL CORP. AND SUBSIDIARIES
                   ----------------------------

      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
      ----------------------------------------------------------
           FOR THE YEARS ENDED SEPTEMBER 30, 1997 AND 1996
           -----------------------------------------------

                			Preferred Stock		         Common Stock


	               		Number	     Par		          Number	     Par
	               		of Shares   Value	         of Shares   Value


BALANCE,
September 30,
1995	              10	        $ -    	       50,211,300  $ 50,211

Issuance of common
stock in private
placement           -  	       -    	       	4,060,000      4,060


Redemption of
preferred stock		 (10)	       -           		    -        	 	-

Retirement of
common stock	     	-   	      -            		(617,500)    	(617)

1 for 10 reverse
stock split	      	-   	      -            		(48,288,420)   -

Net income       		-   	      -    	            -         		-
               ---------   	--------       ------------   ------------


BALANCE,
September 30,
1996	            -  	        -   	            	5,365,380     	53,654

Issuance of common
stock in private
placement	       -	          - 	               385,000	       3,850


Deferred
compensation    -  	         -              		   -             		-


Amortization of
deferred
compensation	   -  	         -               		   -             		-


Net loss 	      -	      	    - 	                  -	              -
            ----------    --------            ---------      ----------

BALANCE,
September
30, 1997        -	         	$ 		              5,750,380     $ 57,504
           ===========    ==========        ============    ===========


==========================================================


              Additional	     Accumulated	        Deferred		       Total
              Paid-in 		      Deficit		           Compensation

BALANCE,
September
30, 1995	    	$ 5,558,422	   $ (5,654,329)	         $ -        		$ (45,696)


Issuance of common
stock in private
placement	      267,822		          -                	-        		271,882


Redemption of
preferred stock	(10,000)	       	(1,600)		           -        		(11,600)


Retirement of
common stock	   (30,258)	          	-               	-        		(30,875)


1 for 10 reverse
stock split	       -              		-               	-            		-


Net income         -           		16,143	            	-         		16,143
             -----------      ------------      ----------				------------

BALANCE,
September 30,
1996		         5,785,986	       (5,639,786)	        -        		199,854


Issuance of common
stock in private
placement	       747,400	          	 -	            	-        		751,250


Deferred
compensation    	498,240	           	-        		(498,240)         	-


Amortization of
deferred
compensation	        -             		-        	 	134,940		      134,940



Net loss       	   	-		         (209,026)          	-         		(209,026)

               ---------       ------------     -----------   -------------

BALANCE,
September 30,
1997	       	 $ 7,031,626	    $ (5,848,812)	    $ (363,300)	     $ 877,018



The accompanying notes are an integral part of these consolidated statements.

                MICEL CORP. AND SUBSIDIARIES
                ----------------------------

           CONSOLIDATED STATEMENTS OF CASH FLOWS
           --------------------------------------
        FOR THE YEARS ENDED SEPTEMBER 30, 1997 AND 1996
        -----------------------------------------------


                                                  	1997	       1996
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                	$	(209,026) 	$	16,143
Adjustments to reconcile net (loss) income
to net cash provided by (used in) operating
activities-

     Depreciation and amortization		                84,468		    82,641
     Income from affiliated company	               	(19,245)		    -
     Amortization of deferred compensation	        	134,940     		-
     Loss on sale of equipment		                      -         		691
     Noncash gain on reacquisition of stock	          -     		  (30,875)
     Noncash consulting fees		                       6,250	      	-
     Provision for allowance for doubtful accounts 	 12,000	     	-
     Changes in operating assets and liabilities-
        Accounts receivable		                        805,827		  (609,165)
        Inventories		                                (186,067)		(44,438)
        Accounts payable and accrued liabilities			  (510,616)	 358,508
        Advances from customers	                    	146,729		  73,537
        Accrued severance pay		                      8,861		    (4,705)
                                                     --------   --------
         Net cash provided by (used in)
         operating activities 	                      274,121	  	(157,663)
                                                     --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchase of equipment                       (85,537)		(69,650)
         Proceeds from sale of equipment              		-     		4,408
         Note receivable from affliliate		           (100,000)   		-
         Investment in affiliate	                    (500)		       -
                                                     ---------   --------
         Net cash used in investing activities	      (186,037)		(65,242)
		                                                   ----------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
         Repayment of long-term debt		               (109,737)		(196,161)
         Net change in short-term bank
         overdraft facilities		                      (313,436)		37,546
         Proceeds from issuance of common stock	    	745,000		  271,882
         Redemption of preferred stock	              	-     		  (10,000)
         Payment of cash dividends 	                 	-       		(1,600)
                                                     ---------  ---------
		       Net cash provided by financing
         activities                                		321,827	  	101,667
                                                     -------    --------
	        Increase (decrease) in cash and cash
         equivalents		                               409,911	  	(121,238)

CASH AND CASH EQUIVALENTS, beginning of year		        81,089		  202,327
		                                                    -------   -------
CASH AND CASH EQUIVALENTS, end of year              $ 491,000	$	81,089

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	                                      $ 33,010  $	76,442


SUPPLEMENTAL DISCLOSURE OF NONCASH
INVESTING AND FINANCING ACTIVITIES
----------------------------------
During the year ended September 30, 1997, the Company issued 12,500 shares of common stock at $.50 per share in the exchange for consulting services rendered to the Company.

The accompanying notes are an integral part of these consolidated statements

               MICEL CORP. AND SUBSIDIARIES
               ----------------------------

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        ------------------------------------------
               SEPTEMBER 30, 1997 AND 1996
               ---------------------------



1.	ORGANIZATION
   ------------
Micel Corp. (the "Parent") was incorporated on June 25, 1987, for the purpose of owning, financing and managing Microkim Limited ("Microkim"). Microkim is an Israeli corporation which is engaged in the development, manufacture and sale of microwave components and tailor-made integrated assemblies for military and commercial applications. In May 1996, the Parent incorporated another subsidiary, RadioTel, Ltd. ("RadioTel"), to engage in the development and manufacture of radio transceivers for telephone network applications
(together with Microkim Limited, the "Subsidiaries") (collectively, the "Company"). In October 1996, the Company formed Micel Wireless Corp. ("Micel Wireless"), a joint venture between the Company and Export Business
Service ("EBS"), to design, manufacture, market and sell wireless telephone terminals and other related products.

2.	SIGNIFICANT ACCOUNTING POLICIES
   -------------------------------
Basis of Consolidation
----------------------
The consolidated financial statements include the accounts of the Parent and its wholly owned Subsidiaries and have been prepared in accordance with generally accepted accounting principles in the United States. All material intercompany transactions and balances have been eliminated for consolidation purposes. The Company accounts for its investment in Micel Wireless under the equity method of accounting.

Cash and Cash Equivalents
-------------------------
The Company considers all highly liquid investments, purchased with a maturity of three months or less, to be cash equivalents. At September 30, 1997, cash equivalents amount to $260,175.

Inventories
-----------
Inventories are valued at the lower of cost or market. Raw materials are valued on the weighted average basis. Work in process is calculated based on the value of raw materials used, plus labor and overhead which are valued using the average standard cost.

Property and Equipment
----------------------
Property and equipment are stated at cost, net of grants received. Depreciation on property and equipment is provided using the straight-line method, over the estimated useful lives of the assets.
Amortization of leasehold improvements is provided using the straight-line method over the shorter of their estimated useful lives or lease term.
The estimated useful lives are as follows:

                                               	Years
                                                -----
Machinery and equipment	                         	5
Computer systems		                                5
Vehicles	                                        	7
Office furniture and equipment	                 	10
Leasehold improvements	                         	10


Net Income (Loss) Per Common Share
----------------------------------
Net income (loss) per common share has been computed using the weighted average number of common shares outstanding for each year presented. Common stock equivalents have not been included in the per share computation to the extent they are anti-dilutive.

Research and Development
------------------------
Research and development expenses, net of subsidies from the Chief Scientist of the Israeli Ministry of Industry and Trade and the Binational Industrial Research and Development Foundation ("BIRD Foundation") of $355,558 and $117,190 for the years ended September 30, 1997 and 1996, respectively, are charged to income as incurred (see Note 9).

Translation of Foreign Currency
-------------------------------
The functional currency of the Subsidiaries is deemed to be the U.S. dollar. Accordingly, its accounts are remeasured in dollars and translation gains and losses are included in the statement of operations.

Revenue Recognition
-------------------
Revenue is recognized according to contract terms, upon shipment.

Product Warranties
------------------
The provision for product warranty is recorded on the basis of the Subsidiaries' experience and engineering estimates.

Use of Estimates
----------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Accounting for Impairment of Long-Lived Assets
----------------------------------------------
During March 1995, the Financial Accounting Standards Board ("FASB") issued
Statement of Financial Accounting Standards No. 121 ("SFAS 121"),
"Accounting for the Impairment of Long Lived Assets and for Long Lived Assets
to Be Disposed Of."  This statement establishes financial accounting and reporting standards for the impairment of long lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long lived assets and certain identifiable intangibles to be disposed of.  This statement is effective for financial statements for fiscal years beginning after December 15, 1995, and as such it was adopted
by the Company during the fiscal year ending September 30, 	1997.  The adoption
of SFAS 121 did not have a material effect on the Company's consolidated financial statements.

Stock-Based Compensation
------------------------
During October 1995, the FASB issued SFAS No. 123, "Accounting for
Stock-Based Compensation." This statement establishes financial accounting and reporting standards for stock-based employee compensation plans.
SFAS No. 123 encourages entities to adopt a fair value-based method of accounting for stock compensation costs under pre-existing accounting pronouncements. If the fair value-based method of accounting is not adopted, SFAS No. 123 requires pro forma disclosures of net income (loss) and earnings
(loss) per share in the notes to the consolidated financial statements.
The accounting requirements of SFAS No. 123 are effective for transactions entered into in fiscal years that begin after December 15, 1995, though they may be adopted on issuance. The disclosure requirements of SFAS No. 123 are effective for financial statements for fiscal years beginning after December 15, 1995, or for an earlier fiscal year for which SFAS No. 123 is initially adopted for recognizing compensation cost. The Company has adopted this standard in 1997, and has elected to continue the accounting set forth in Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees" ("APB No.25") and to provide the necessary pro-forma disclosures (Note 10).

Recently Issued Accounting Standards
-------------------------------------
In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share".
This statement establishes standards for computing and presenting earnings per share ("EPS"), replacing the presentation of currently required primary EPS with a presentation of Basic EPS.
For entities with complex capital structures, the statement requires the dual presentation of both Basic EPS and Diluted EPS on the face of the statement of income. Under this new standard, Basic EPS is computed based on the weighted average number of shares actually outstanding during the period. SFAS No. 128 is effective for financial statements issued for periods, including interim periods, ending after December 15, 1997, and earlier application is not permitted. When adopted the Company will be required to restate its EPS data for all prior periods presented.
The Company does not expect that the adoption of SFAS No. 128 to be material to previously reported EPS amounts.

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". This statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.
This statement does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement.
SFAS No. 130 is effective for fiscal years beginning after December 15, 1997 with earlier application permitted. When adopted, the Company will be required to reclassify financial statements for all prior periods presented. The Company does not plan to adopt SFAS No. 130 prior to the effective date.

3.	MICEL WIRELESS JOINT VENTURE
   ----------------------------
The Company and EBS, a company collectively owned 10% by the President of the Company and a principal shareholder, each own 50 percent of Micel Wireless, a joint venture established as part of the Company's plans to establish a marketing arm of the corporation. The company accounts for the operations of Micel Wireless using the equity method of accounting. Micel Wireless' operations for the year ended September 30, 1997 were:

Net sales	                $	1,559,964
Gross profit		              174,361
Income from operations		    50,638
Net income	                	38,489

According to the Shareholders' Agreement between EBS, the Company, and Micel Wireless, the Company loaned $100,000 to Micel Wireless, which bears interest at 12% per year, payable annually.
The loan will become due at a mutually agreed upon time between EBS and the Company.

4.	INVENTORIES
   -----------
Inventories consisted of the following as of September 30, 1997:

Raw materials	            $ 	450,518
Work-in-process		            444,474
                             -------
                         	$	 894,992
                             =======

Included in work-in-process inventories are labor and overhead of approximately $63,000 and $50,000, respectively, at September 30, 1997.

5.	PROPERTY AND EQUIPMENT
   ----------------------
Property and equipment consisted of the following as of September 30, 1997:


Machinery and equipment	      $ 1,716,851
Computer systems	              	261,630
Vehicles	                      	98,644
Office furniture and equipment		87,425
Leasehold improvements		        55,718
                                -------
                              		2,220,268

Less- Accumulated depreciation
and amortization	              	2,009,870
                                --------
                             	$ 	210,398
                                ========

6.	LONG-TERM DEBT
   --------------
Long-term debt consisted of the following at September 30, 1997:

                              	Annual     Maturity    Principal
                               Interest   --------    Outstanding
                               Rate	                  -----------
                               -------

Israel Industrial
Development Bank Ltd.	         LIBOR+2%   	1997-2000  	$	38,812
Bank Leumi Le Israel Ltd.      9.5%	       1997-1998	  	2,916
			                                                    ---------
                                                       	41,728
Less- Current maturities			                            	18,416
                                                       ---------
                                                    			$	23,312

Long-term debt is repayable primarily in semi-annual installments through 2000.

The LIBOR interest rate as of September 30, 1997 was 5.77%.

Long-term debt matures as follows:

For the year ended September 30:
    1998                          	$	18,416
    1999	                           	15,500
    2000	                            	7,812
                                   --------
                                  	$	41,728
                                   ========

The Company's long-term debt, including current maturities, as well as bank overdrafts, is secured by liens on Microkim's property and equipment, share capital and insurance rights, and by secured interests in all of Microkim's assets.

As of September 30, 1997, $38,812 of long-term debt has been guaranteed by the State of Israel.

  7 . SEVERANCE PAY PLAN
	AND MANAGERS' INSURANCE
 ------------------------

Under Israeli law, the Subsidiaries are required to make severance payments to its dismissed employees. The Subsidiaries discharge this liability by annual provisions, payment of premiums to insurance companies under approved plans and deposits to a severance pay plan.

The Company, as a practice, contributes monies on behalf of its senior Israeli employees to a fund known as "Managers' Insurance'.
This Fund provides a combination of a savings plan, insurance and severance pay benefits to the employees. The employees contribute an amount equal to 5% of their wages and the Company contributes an additional 13 1/3% of their wages. The Company is relieved of any liability upon payment to the Managers' Insurance Fund.

Expenses for both severance pay and the Managers' Insurance Fund for the years ended September 30, 1997 and 1996 totaled $38,140 and $127,402, respectively.

8.	INCOME TAXES
   ------------
Taxation of the Parent
----------------------
The Parent is taxed under the relevant laws in the United States. At September 30, 1997, net operating loss carryforwards ("NOL's") available to reduce future federal taxable income amount to approximately $1.6 million, which expire from 2003 through 2011. The use of such carryforwards may be limited as a result of ownership changes resulting from share issuances. The ultimate realization of the tax benefits is dependent upon the Parent's earning future federal taxable income.
The Company has recorded a deferred tax asset in the amount of approximately $549,000 related to its available NOL carryforwards. A valuation allowance for the entire balance has been recorded due to the uncertainty of the tax asset's future realization.

Taxation of the Subsidiaries
----------------------------
The Subsidiaries are subject to tax laws in Israel, which provide for:

a.	Measurement of results for tax purposes in terms adjusted for inflation
   (adjusted to the changes in the Israeli consumer price index, "CPI").

b.	Regular tax rates applicable to income not derived from the
   "Approved Enterprise" (see below) are 37% for 1995 and 36% from 1996 to
   1998.

c.	Reduced tax rates of 10% - 25% on taxable income derived from certain of
   Microkim's production facilities which have been granted
   "Approved Enterprise" status (periods expiring in 1998 and 2005).

At September 30, 1997, Microkim has carryforward tax losses approximating $5.4 million. Under Israeli tax law, this amount is linked to the CPI and may be carried forward indefinitely. In the event that Microkim realizes a benefit in the future for such linkage, income tax expense will be reduced at that time. As the realization of the tax benefit of the loss carryforward is predicated upon Microkim achieving profitability, a valuation allowance has been provided for the full amount of the deferred tax benefit. The effective future tax rate cannot be estimated as the allocation of net income in the future between the statutory rate (36-37%) and the "Approved Enterprise" rate (10-25%) is not predictable.

Microkim underwent income tax audits relating to tax years 1991 through 1993 which resulted in a reduction of carryforward tax losses of approximately $508,000. Microkim has not accrued any amounts relating to future audits as any disallowed expenditures would only offset the future loss carryforwards.

9.	COMMITMENTS AND CONTINGENCIES
   -----------------------------
Lease Commitment
----------------
Microkim has entered into an operating lease agreement for the space it occupies, which expires in March 1998. The rental payments through the lease expiration in 1998 (which are linked to the CPI) approximate $5,200 per month. From November 1994 through September 1995, the Company reduced the amount of leased facilities from approximately 14,000 square feet to approximately 7,100 square feet with the agreement of the lessor. RadioTel entered into a two and a half year operating lease agreement beginning
October 1997 for the space it occupies. The rental payments through the lease expiration (which are linked to the CPI) approximate $4,800 per month. Rent expense for the years ended September 30, 1997 and 1996 was approximately $72,300 and $72,600, respectively.

In fiscal 1996, the Company reached an agreement with its lessor to repay approximately $111,000 in back rent in monthly payments through April 1, 1999. In January 1997, the Company reached a final settlement with its lessor whereby the Company paid $50,000 in full payment of the remaining obligation of $75,292.

Royalty Commitment
-------------------
Microkim is committed to pay royalties to the Government of Israel and the BIRD Foundation in respect to products under development for which they participated by way of grant. The royalty is computed at the rate of 2% to 5% of proceeds from sales of such products, up to the aggregate amount of such grants ($1,609,493 as of September 30, 1997). The commitment is in force for a period of seven years from commencement of sale of each product. Royalties paid during the years ended September 30, 1997 and 1996 totaled $12,517 and $4,530, respectively.

As security for compliance with the terms of an investment grant received from the State of Israel, Microkim registered floating security interests on all of its assets.

Bank Guarantees
---------------
In connection with certain contracts entered into with customers, Microkim is required to obtain performance guarantees from several banking institutions. The total performance guarantees outstanding at September 30, 1997 were approximately $380,000.

Representative Agreement
------------------------
The Company entered into a representative agreement with a company
(the "Supplier") in 1993, pursuant to which the Supplier was appointed the exclusive representative for certain product components (RF and microwave) in the United States, Canada and Mexico. In May 1995, the parties amended the agreement to continue relations on a non-exclusive basis.
The Company will pay the Supplier a commission of 10% on all sales that the Supplier makes. This agreement does not have a specified termination date but may be canceled by either party with 90 days prior written notice. To date, the Company has not yet received any purchase orders pursuant to this agreement.

Legal Proceedings
-----------------
In July 1994, the Company commenced a civil action in Israel in the approximate amount of $3,000,000 against the previous owner of Microkim and the former president for false representations made by the previous owner of Microkim in connection with the purchase of Microkim from the previous owner of
 Microkim and for subsequent damages resulting from such misrepresentations.
The former president has denied the charges and has counterclaimed against the Company and certain officers for indemnification in the event that the Company is successful. In addition, he has counterclaimed against the Company for approximately $33,000 claiming that he is entitled to be indemnified by the Company for legal fees. The former president is no longer a defendant or counter-claimant in this action as a result of a settlement agreement reached on May 27, 1996. The previous owner of Microkim filed a motion for cancellation of the Company's request for "out of boundaries" jurisdiction which was granted. Therefore the Company reapplied to the court for permission to serve the previous owner extraterritorially, submitting additional affidavits in support of the application. The Company is in the process of serving the previous owner.

The Company believes that the outcome of these proceedings is not likely to have a material adverse effect on the Company's consolidated financial position or results of operations.

10. SHAREHOLDERS' EQUITY
    --------------------
Common Stock
------------
During fiscal 1997, the Company issued 372,500 shares of common stock at $2.00 per share in a private placement. The Company also issued 12,500 shares of common stock at $0.50 per share as payment for consulting services rendered to the Company during fiscal 1997.

In November 1996, the shareholders approved a one-for-ten reverse stock split, which reduced the common shares issued and outstanding from 53,653,800 to 5,365,380, and at the same time approved an amendment to the Company's Certificate of Incorporation decreasing the number of authorized shares of common stock from 85,000,000 to 25,000,000 shares. All share and per-share references have been restated to reflect the reverse stock split as if it had occurred at the beginning of all periods presented.

In May 1996, the Company settled litigation with the Company's former president and consequently reacquired 617,500 shares of its common stock (prior to the consideration of the reverse stock split).
The Company has retired these shares (see Note 9).

During fiscal 1996, the Company issued 356,000 shares of common stock at $0.50 per share in a private placement. The Company also received $100,000 for 50,000 shares of common stock at $2.00 per share. The net proceeds of $271,882 were used to retire short-term debt.

Preferred Stock
---------------
The Company is authorized to issue 5,000,000 shares of preferred stock of $0.001 par value.

In August 1996, the Company redeemed 10 shares of 1993 preferred stock for their original cost of $10,000, plus accrued interest of $1,600 through that date.

Underwriter's Unit Purchase Option
----------------------------------
In connection with the Company's initial public offering in November 1991, the underwriter has an option to purchase 8,000 units at a price of $60.00 per unit exercisable for a period of four years, commencing November 12, 1992.
The 8,000 shares of common stock and 8,000 warrants underlying these units were registered by the Company in June 1994. The option expired unexercised in November 1996.

Initial Public Offering Warrants
--------------------------------
In November 1991, the Company completed an initial public offering of 80,000 units of common stock and warrants (for a price of $50.00 per unit), and received net proceeds from the offering of $3,206,792. The units, which are separable, are composed of one share of common stock, and a warrant to purchase one share of common stock at a price of $70.00 per share.
In June 1994, the Company registered 1,360,000 shares of common stock and lowered the exercise price of the warrants for a three month period, allowing each warrant to be exercisable to purchase 17 shares of common stock at $.60 per share. During the year ended September 30, 1994, 1,252,730 shares were issued as a result of the warrants exercised and the net proceeds received by the Company totaled approximately $710,000. All remaining warrants expired on November 12, 1996.

Other Warrants
---------------
a.	In November 1994, the shareholders approved the issuance of a warrant to
Quest (a related party, see Note 12) to purchase 61,437 shares of common stock at $.60 per share.

b.	In 1987, warrants were issued to purchase 32,133 shares of common stock
(at $50 per share). The warrants expired unexercised in July, 1997.

Stock Option Plan
-----------------
In November 1990, the Company's Board of Directors (the "Board") adopted, and its shareholders approved, the 1990 Stock Option Plan (the "Plan"), as amended through November 1996, which provides for the grant of incentive and/or nonqualified stock options to purchase up to 800,000 shares of common stock to any officer, director, consultant or employee at the Board's discretion. Generally, these options become exercisable over specified vesting periods but may not be exercised after ten years from the date of grant. The exercise price of the qualified options cannot be less than the fair market value of the Company's common stock at the time of grant.

The Company accounts for awards granted to employees, directors and key employees under APB Opinion No. 25, under which compensation cost is recognized for stock options granted at an exercise price less than the market value of the options on the grant date. Had compensation cost for all stock option grants in fiscal years 1997 and 1996 been determined consistent with SFAS No. 123, the Company's net (loss) income and net (loss) income per share would have been:

                                  		    1997    	    1996
                                   			 -------      -------
Net (loss) income: 	As Reported	      $(209,026)   	$16,143
                   	Pro Forma	        $(345,061)	   $3,007

Net (loss) income
per share:         	As Reported	      $(0.04)      	$ -
                   	Pro Forma	        $(0.06)      	$ -

The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to option awards granted prior to fiscal year 1996, and additional awards in future years are anticipated.

Transactions involving the Stock Option Plan are summarized as follows:

                                  	For the Fiscal Years
                                  	Ended September 30,
                            	1997	                    1996
                             -----                    -----


                           Shares   	Weighted     Shares    Weighted
                                     Average                Average
                                     Exercise               Exercise
                                     Price	                 Price
                           -------   --------    ---------  ---------


Outstanding at
beginning of year         	564,120	  $1.48	      196,120    	$0.64
	Granted	                     -      	-         	368,000	    1.93
	Exercised	                   -      	-      	       -      	-
	Forfeited	                17,500	   0.60            -      	-
	Canceled/Lapsed	             -       -       	      -       -

Outstanding at
 end of year	               546,620	   1.51       	564,120     1.48
Exercisable at
 end of year	               210,465	   1.21       	57,155	     0.64
Weighted average
 fair value of options
 granted                     	-	                  	1.48

The fair value of each stock option grant is estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                            	1997     	1996
                                             ----      ----
Risk-Free Interest Rates                     	N/A	     6.55%
Expected Lives	                               N/A	     5.05
Expected Volatility	                          N/A     	96%
Expected Dividend Yields                     	N/A      0%




The following table summarizes information about stock options outstanding at September 30, 1997:

                 	Options Outstanding		             Options Exercisable
                  -------------------------         -------------------------
                  Number      Weighted    Weighted   Number       Weighted
                  Outstanding Average     Average    Exercisable  Average
                  at 9/30/97 	Remaining   Exercise   at 9/30/97   Exercise
                              Contractual Price                   Price
                              Life
                  ----------  ----------- --------   -----------  ---------
Range of
Exercise Prices

$0.60 to $0.6875	  196,620     	2.86	      $0.64      	122,965     	$0.63

$2.00             	350,000	     3.91	      $2.00	      87,500	      $2.00
                   -------                             -------
$0.60 to $2.00	    546,620	     3.53	      $1.51	      210,465	     $1.21
                   =======                             =======

At September 30, 1997, there were 235,880 shares available for future grant under the Plan, restated for the increase in shares issuable under the Plan approved by the shareholders of the Company in November 1996 and by the Board of Directors in August 1996.

Included in the options granted in fiscal 1996 are 25,000 options granted to the Chairman of the Board and 100,000 options granted to Quest (a related party, see Note 12) at an exercise price of $2.00 per share. In addition, 15,000 options were granted to a member of legal counsel for Microkim, 10,000 of which were exercisable at $.60 per share with the remainder exercisable at $2.00 per share. There were no options granted during fiscal 1997.

Other Options
-------------
RadioTel granted 96,000 options exercisable at a nominal value to one employee and one consultant at the end of the year. The value of the options approximate $498,240, of which $134,940 is for past service and has been expensed as of September 30, 1997. The balance will be amortized ratably through August 31, 2000.

Dividend Restriction
--------------------
Under current Israeli law, companies may only declare dividends out of retained earnings. As of September 30, 1997, the Subsidiaries had an accumulated deficit of approximately $4,191,436. See Note 12 for further discussion of equity transactions with a related party.

  11 . SALES BY GEOGRAPHIC AREA/
       SIGNIFICANT CUSTOMERS
       --------------------------
Sales were made to the following geographic areas for the years ended September 30, 1997 and 1996:

                                 	1997	        1996
		                                -----        -----

Israel	                        $	2,421,481	   $	2,357,040
Other countries		                1,299,279		    748,352
                                ----------    ------------
                              	$	3,720,760	   $	3,105,392
                                ==========    ============

For the year ended September 30, 1997, a subsidiary of an Israeli government agency, Elta Electronics Industries Ltd., ("Elta") accounted for 23% of the Company's sales, Teledata accounted for 37%, The Israeli Office of Defense accounted for 6% and ASDI accounted for 25%. In fiscal 1996, Elta accounted for 22% of total sales, Teledata accounted for 35%, The Israeli Office of Defense accounted for 14% while ASDI accounted for 13%.

12.	RELATED PARTY TRANSACTIONS
    --------------------------
a. In fiscal 1997, in connection with a series of private placements, the Company issued 100,000 shares of common stock to a director and principal shareholder at $2.00 per share.

b.	In March 1996, in connection with a private placement, the Company issued
50,000 shares of common stock to the children of a principal shareholder, and in June 1996 the Company issued 36,000 shares of common stock to a member of the Board of Directors of the Company at $.50 a share.

c.	During January 1993, the Company contracted the services of Quest
Enterprises Inc. ("Quest"), a marketing specialist, for a period of three years. The term of the agreement has been extended through December 31, 1998. Quest is 50% owned by the Company's former chairman. In August 1994, the agreement between the Company and Quest was amended to provide that Quest will assist the Company with the operation and management of Microkim. The Company pays Quest a consulting fee of $6,000 per month plus expenses which was increased from $5,000 per month beginning January 1996. In September 1996, the Company amended the agreement to reduce the monthly fee to $5,000, effective October 1996. Consulting fees paid for the year ended September
30, 1997 and 1996 amounted to $38,000 and $83,742, respectively.

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

13.	SUBSEQUENT EVENTS
    -----------------
During the first quarter of fiscal 1998, the Company obtained additional equity financing of $300,000 in a series of private placements.

On October 6, 1997, the Board of Directors of RadioTel (the "Board") approved the Share Purchase Agreement (the "Agreement") dated September 29, 1997 between the Company, RadioTel and Clal Venture Capital Fund Limited
Partnership ("Clal"). Pursuant to the Agreement, Clal agreed to purchase an aggregate of 100,000 Series A Preferred Shares ("Preferred Shares"), NIS 0.1 par value per share of RadioTel at $10 per share in total consideration of $1,000,000, which would give Clal a 16.66% equity and voting interest in RadioTel, on a fully diluted basis. The Board resolved to allot to Clal 50,000 Preferred Shares for $500,000 which was paid on October 30, 1997. The remaining $500,000 will be paid and the remaining 50,000 Preferred Shares will be issued in a series of installments as specified in the Agreement.

The holders of the Preferred Shares have all the rights attached to RadioTel's Ordinary Shares ("Ordinary Shares"), NIS 0.1 par value per share and, in addition, also have the right to additional Preferred Shares, at no additional cost if RadioTel subsequently issues Preferred Shares at a price less than that paid by the holders. Each Preferred Share converts to one Ordinary Share of RadioTel upon the earlier of : (a) the written demand of any of the holders of the Preferred Shares or (b) immediately prior to an initial public offering which is to raise an amount in excess of $10,000,000.

In addition, Clal was granted an option to purchase up to 200,000 additional Preferred Shares of RadioTel at $10 per share. The option is exercisable upon execution of the Agreement until 120 days following the first closing date of the Agreement.

Pursuant to the Agreement, the Company undertook to invest in RadioTel an additional $1,235,025 (in addition to $564,975 previously invested) in exchange for 233,464 Ordinary Shares or $5.29 per share, to be paid in installments on or prior to October 30, 1998. In the case that the Company does not invest this additional amount, Clal's percentage ownership will be proportionately increased.

On October 5, 1997, the Chairman of the Board (through November 14, 1997) was granted an option to purchase up to 100,000 shares of Common Stock exercisable at $2.00 per share.


SIGNATURES



   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


 Dated: January 12, 1998

                                       					 MICEL CORP.


                                      By:    s/Ron Levy
                                             -------------------
                                            	Ron Levy, President


   Pursuant to the Requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and dates indicated.



 SIGNATURE						                            TITLE
						                                     	DATE




  s/Ron Levy                      				 	Director, President and Chief Executive
  --------------
  Ron Levy						                        and Financial Officer
                                 							January 12, 1998



   s/Heather Loren                  				Director
  -----------------
   Heather Loren					                  	January 12, 1998




   s/Barry Braunstein              					Director
   ------------------
   Barry Braunstein  				              	January 12, 1998




SHARE PURCHASE AGREEMENT

Entered into this 29th day of September, 1997 by and between RadioTel Ltd. (the "Company"), an Israeli Company Reg. No.
51-232914-5, Micel Corp., an American Company (the "Founder"), and Clal Venture Capital Fund Limited Partnership (the "Investor").

WITNESSETH:

Whereas	the Company is engaged in the development, manufacture
and marketing of point to point and point to multipoint wireless communication; and

Whereas	the parties desire that the Investor shall purchase, and the
Company shall issue to the Investor, shares of the Company, all under and pursuant to the terms and conditions set forth herein;

1.	Preamble and Annexes
	The preamble to this Agreement and all annexes attached hereto form an integral part hereof.

2.	Definitions
	Capitalized terms, unless otherwise defined herein, shall have the respective meaning ascribed to them hereunder:

2.1	the "Agreement" - this Agreement.

2.2	the "Amended Articles" -the Articles of Association in the
form attached hereto as Annex 2.2.

2.3	"Business Plan" - the Company's business plan submitted to
the Investor and initialed by Mr. Rony Levy.

2.4	the "First Closing" - the first closing of the transaction
contemplated hereunder, as provided in Section 3.2 hereinbelow.

2.5	the "Second Closing" - the second closing of the transaction contemplated hereunder, as provided in Section 3.3 hereinbelow.

2.6	"CVC's Related Entities" - any of the following, severally or jointly:
(a)	Clal Israel Ltd.;
(b)	Clal Industries, Ltd.;
(c)	Clal Industries Electronics Ltd.;
(d)	any entity controlled by any of the above;
(e)	any venture capital  in which either one of the entities listed in (a) through (d) is, directly or indirectly, participating in its management.

2.7	the "Company's Business" - any activity in the field of
wireless communication including development, manufacturing, marketing and services activities.

2.8	the "Company's Issued Share Capital" - the Company's issued
and paid up shares according to their par value.

2.9	"Companies Ordinance" - the Israeli Companies Ordinance
[New Version], 5743-1983 as amended.

2.10	"Dollar(s)" or "$" - United States Dollars.

2.11	"Dollar/Sheqel Rate of Exchange" - the representative rate of exchange of the Dollar as against the New Israeli Sheqel, most recently known on the date of payment, as published by the Bank of Israel.

2.12	"Interested Party" - any "interested person"
within the meaning of such term under the Israeli Securities Law, 1968; any "office holder" of the Company, within the meaning of such term under Section 24-96 of the Companies
Ordinance; and any "family member" of such "office holder" and/or
"interested person" within the meaning of such term in Section 24-96 of the Companies Ordinance.

2.13	the "Investors" - the Investor and any purchaser under the
Option, if any.

2.14	"IPO" - an initial public offering of shares of the Company in a recognized stock exchange market or the listing thereof on Nasdaq.

2.15	"Qualified IPO" - an IPO which is to raise an amount of
capital more than $10,000,000 .

2.16	"Majority Holders of Preferred Shares" - holders of Preferred
Shares (or shares issued by virtue thereof) holding at the time in question, more than 50% of the aggregate voting rights in the Company held at such time by all such holders.

2.17	"Majority Investors" - the Investors and transferees of shares, the original transferors of which are the Investors, holding, at the time in question, more than 50% of the aggregate voting rights in the Company held at such time by the Investors and such transferees.

2.18	"Office Holder" - any "office holder" of the
Company, within the meaning of such term in Section 24-96 of the Company's Ordinance.

2.19	the "Option"  - as defined under Section 3.3.1 hereinbelow.

2.20	"Ordinary Share(s)" - Ordinary Share(s), having a par value
of NIS 0.1 each, in the Company's share capital, eligible to the rights specified in the Amended Articles.

2.21	"Preferred Share(s)" - Preferred Share(s), Series A, having a par value of NIS 0.1 each, in the Company's share capital, eligible to the rights specified in the Amended Articles.

2.22	"Securities" - securities of any kind, including, without
limitation, shares of any class, options, warrants, convertible debentures or any rights to subscribe for, purchase or otherwise acquire shares of any class in any manner.

2.23	"Technology" - the technology for manufacturing point to
point and point to multipoint wireless microwave digital links for various communication applications, including, without limitation, any and all know-how, processes, process data, designs, formulas, algorithms, sketches, drawings, diagrams, designs, trade secrets, etc. associated therewith or related thereto, and any and all intellectual property rights, including patents, copyrights, designs and applications hereof, associated therewith, related hereto, or derived therefrom.

3.	Purchase and Sale of the Shares

3.1	Sale and Issuance of Shares
	Subject to the terms and conditions of this Agreement, the Investor agree to purchase, at the First Closing, and the Company agrees to sell and issue to the Investor, at the First Closing, in consideration for payment of a price per share of $ 10.-, and a total investment amount of $1,000,000 (one million Dollars)(hereinafter the "Investment Amount"), 100,000 (one hundred thousands) Preferred
Shares, which will make the Investor, after such issuance, the holder of 16.66% of the Company's Issued Share Capital, and 16.66% of the voting power in the Company, on a fully diluted basis (not including the exercise of the Option) (i.e. after giving effect to the issuance in full of all the outstanding options, warrants, convertible securities and other rights to shares and Securities in the Company, including, without limitation, the issuance of all the shares under the Company's Employee Shares Option Plan referred to in Section 4.7 hereinbelow), as described in the capitalization table attached hereto as Annex 4.6(a).

	The Investment Amount will be paid to the Company as follows:

(a)	a sum equal to 50% of the Investment Amount (i.e.
US$500,000) will be paid at the First Closing against the issuance of -50,000 (fifty thousands) Preferred Shares.

	Such payment shall be made by check or wire-transfer - to the Company's bank account No. 409214515 at First International Bank, Yahud branch No. 110, in Dollars, and/or in New Israel Shequels (according to the Dollar/Sheqel Rate of Exchange) as decided by the Investor.

(b)	the balance of the Investment Amount in the amount of
US$500,000, will be paid to the Company in installments, as provided in section 3.1A below (hereinafter the "Investor's Additional Investment"), and at the First Closing the Investor shall deposit the Investor's Additional Investment with Shiboleth, Yisraeli, Roberts, Zisman & Co., (hereinafter the "Trustee"), in trust for the benefit of the Investor and the Company. The Trustee shall advance each installment due from the Investor, as provided in Sections 3.1A below.

3.1A	The Additional Investments

(a)	The Founder represents and warrants that until the date
hereof it has invested in the Company's share capital an amount in cash of US$564,975, and it undertook to invest in the share capital of the Company an additional amount of US$1,235,025 which shall be paid to the Company in installments, as provided in this Section 3.1A below (hereinafter the "Founder's Additional Investment").

(b)	The Founder's Additional Investment and the Investor's
Additional Investment shall be concurrently invested in the Company's share capital by each of the Founder and the Investor respectively, in installments, pro rata to the balance of their respective Additional Investment (e.g. if the Option is not exercised, 28.5% by the Investor and 71.5% by the Founder), according to the needs of the Company, as determined from time to time by a resolution of the Board. The said resolution of the Board, which shall be delivered by the Company to the Founder, the Investor and the Trustee, shall call for the Founder and the Investor to advance payment on account of their obligations hereunder to invest their respective Additional Investments in the share capital of the Company, and shall specify the total amount required by the Company, the respective amount each of the Founder and the Investor is required to invest, and the date such investment is to be made (hereinafter the "Due Date").

	Notwithstanding the above, any amount of the Founder's
Additional Investment and the Investor's Additional Investment not called for by the Board by October 30, 1998, shall be invested by the Founder and the Investor, respectively, on such date (hereinafter the "Final Due Date").

	Each investment by the Founder and the Investor shall be made on each Due Date or on the Final Due Date, as applicable, against issuance of shares in the Company, whereupon the Company shall issue, to the Founder fully paid and non assessable Ordinary Shares, at a price of US$5.29 per share, and to the Investor fully paid and non assessable Preferred Shares, at a price of US$10.- per share. The issuance of the shares shall be evidenced by a copy of the board resolution approving the issuance and proper share certificates, to be delivered to the Founder and to the Investor against each investment.

(c)	Without derogating from any remedy or relief available to the
Investor under any law or agreement, in case the Founder does not timely invest the amount due from it as provided in Clause (a) above, the Investor may choose not to make its respective investment under the call or any subsequent call, or, if the Investor chooses to continue to invest its part of the Investor's Additional Investment, it may choose to invest, within 14 days after the Due Date or the Final Due Date, as applicable, in the stead of the Founder, the amount not invested by the Founder as aforesaid, and to be issued additional Preferred Shares at the price per share at which Ordinary Shares should have been issued to the Founder had the Founder made the investment (i.e. at a price of US$5.29 per share).

(d)	The Parties hereto, irrevocably instruct the Trustee, to
advance to the Company, such amounts on account of the Investor Additional Investment, as required to be invested according to the resolution of the Board delivered to the Trustee as aforesaid, subject to and as against the delivery of the documents evidencing the issuance as specified in Clause (a) above. The Parties hereto further irrevocably instruct the Trustee to refrain from advancing the payments in case he has received, prior to any relevant Due Date or Final Due Date, as applicable, an affidavit on behalf of the Investor, stating that the Founder, in breach of its undertaking herein, has not invested such amounts as required hereunder of the Founder's Additional Investment.
The parties hereby waive any and all demands and claims they may have against the Trustee, with respect to his actions or omissions as a trustee hereunder, except with respect to any willful misconduct.

3.2	First Closing

3.2.1	The First Closing of the purchase and sale of the Preferred
shares shall take place at the offices of Shiboleth, Yisraeli, Roberts, Zisman & Co., at 46 Montefiore Street, Tel Aviv, on October, 30,
1997, at 11:00 a.m. or at such other time and/or place as may be agreed upon in writing by the parties.

3.2.2	At the First Closing - provided that the Company and the
Founder have complied with all of their covenants and undertakings set forth in Section 8 hereinbelow and in this Section 3, but subject to the Investor right to close disregarding any failure as provided under
Section 3.2.3 hereunder - the following actions will be taken and shall be considered as taken simultaneously:

(a)	both the Company and the Founder shall deliver to the
Investor a written confirmation in the form attached hereto as Annex 3.2.2.(a), confirming and certifying: (i) that all their representations and warranties set forth in Sections 4, 5 and 6 herein, are true and correct as of the First Closing, with the same effect as though such representations and warranties had been made on and as of the date of the First Closing (subject to changes which were notified in writing to the Investor under Section 8.8 hereinbelow); and (ii) that the Company and the Founder have performed and complied with all of their undertakings and obligations set forth under Section 8 herein; and (iii) that all the required authorizations, approvals and consents as set forth under Section 4.4 hereinbelow were obtained; and

(b)	the Company shall issue the Preferred Shares to the Investor, as provided in Section 3.1 hereinabove, and shall deliver to the Investor a share certificate in the Investor's name, representing the number of Preferred Shares issued to it hereunder; and

(c)	the Investor will pay the purchase price for the Preferred
Shares issued to it at the First Closing as provided in Section 3.1 hereinabove and shall deposit with the Trustee the Investor Additional Investment amount as provided in Section 3.1; and

(d)	the Company shall further deliver to the Investor: (i) a true copy of the corporate approval and authorization of the execution, delivery and performance by the Company of this Agreement and the consummation of the transactions contemplated herein, including the issuance of the Preferred Shares to the Investor ;and (ii) a true copy of the executed minutes of the Company's general meeting adopting the Amended Articles, as the Company's Articles of Association as of the First Closing (which include also reorganization of the Company's share capital as required hereunder) - all in a form satisfactory to the Investor's counsel; and

(e)	the Company and the Founder shall each deliver to the
Investor, an Opinion of their respective counsels , in the forms attached hereto as Annex 3.2.2(e).

3.2.3	Failure to fulfill any of the undertakings and/or covenants
required to be taken at or prior to the First Closing, by the Company and/or by the Founder and/or by any of them, as set forth herein, shall constitute a breach of the Company and/or the Founder, as applicable, and shall entitle the Investor, at its sole discretion, without derogating from any other remedy or relief available to the Investor, to: rescind the Agreement (in case of any material breach or an immaterial breach which was not remedied within reasonable time after delivering a notice stating the breach); postpone the First Closing and reset it to such date at which the failure shall have been remedied; or to close in disregard of the failure.

3.2.4	Without derogating from any rights or remedies the Investor
has under any law and/or agreement, including, without limitation, under this Agreement - upon the occurrence, prior to or at the First Closing, of any change of events or conditions which, in the sole discretion of the Investor, adversely affects the condition of the business situation, financially or otherwise, of the Company, or rendering any of the representations or warranties given hereunder to be untrue or incorrect in any material way, the Investor shall be entitled, in its sole discretion, to rescind this Agreement by giving written notice to the Founder and the Company.

3.3	Second Closing

3.3.1	The Investor is hereby granted an option (the "Option") to
purchase from the Company by itself and/or by additional investors acceptable to the Company, up to 200,000 additional Preferred Shares, at the same purchase price per share as provided in Section 3.1 hereinabove, and for up to a total additional investment of $ 2,000,000 (two million dollars).

	It is provided that any of the CVS's Related Entities shall be acceptable to the Company.

3.3.2	The Option shall be exercisable by written notice of the
exercise thereof (the "Notice") given by the Investor to the Company at any time from and after the date of execution hereof until the expiration of 120 days following the First Closing date, specifying the identity of the purchasers and the number of Preferred Shares issued to each purchaser. The Notice shall include a written undertaking by each such purchaser to be bound by the provisions hereof with respect to the Preferred Shares to be issued to it under the Option.

	If any of the purchasers (other than the Investor) are not acceptable to the Company (for reasonable reasons), it shall so notify the Investor in writing, not later than 4 (four) business days after delivery to the Company of the Notice (the "Acceptance Date"). The Company shall be deemed to have accepted each purchaser with respect to whom it has not so otherwise notified the Investor in writing by the Acceptance Date.

3.3.3	On and as of the Second Closing, each new purchaser
accepted or deemed accepted hereunder, shall be deemed an "Investor" hereunder for all intents and purposes, and shall constitute a party hereto.

	Furthermore, on and as of the Acceptance Date, all purchasers who are to be issued shares under the Option (hereinafter the "Purchasers"), shall be bound by and entitled to the rights and benefits of this Agreement with respect to such shares, and shall be deemed to have made the representations set forth in Section 7 hereinbelow with respect to such shares, on and as of such date.

3.3.4	If the Option is so exercised: (i) the provisions of Sections
3.1 and 3.1A above shall apply to the purchase and sale of the shares under the Option, mutatis mutandis, such that at the Second Closing the Purchasers shall each invest a sum equal to 50% of the investment amount to be invested by it hereunder and shall deposit the balance with the Trustee all as provided under the provisions of said Sections; and (ii) a Closing of the transaction contemplated in this Section 3.3 shall take place ten (10) business days after the Acceptance Date - or as may otherwise be agreed in writing between the Company and the Investor - and the provisions of Section 3.2 shall fully apply on the Second Closing, mutatis mutandis, provided however, that to the extent any change regarding the representations and warranties of the Company and/or of the Founder herein has accrued since the date of the First Closing, the written confirmations referred to in Section 3.2.2(a) hereinabove shall specify such change therein, and in such case, the Purchasers shall have the right not to close.

3.3.5	To the extent that the purchase of the shares by the
Purchasers, or by any of them, shall require the approval of the Israeli Anti Trust Commissioner under the Anti Trust Law, then the purchase of the shares by such purchasers shall be conditioned on obtaining the approval of the Anti Trust Commissioner, the date of the Second
Closing shall be postponed by the period required to obtain the approval, and the parties shall act in cooperation to obtain the approval.
	To the extent the Anti Trust Commissioner's approval is not obtained, then such purchasers whose purchase of shares requires the approval, shall, ipso facto, be released from their obligations hereunder and the remaining Purchasers, if any, shall have the right to either close the purchase under the Option or to be released from their obligations hereunder.

4.	Representations of the Company and the Founder
	The Company and the Founder, jointly and severally, hereby represent, warrant and undertake toward the Investor that the following is true and correct as of the date hereof:


4.1	Organization and Standing
	The Company is a private company duly incorporated, organized and validly existing under the laws of Israel. A true copy of the Company's registration certificate is attached hereto as Annex 4.1.

	No proceeding or resolution for bankruptcy, dissolution, liquidation, winding-up, appointment of receiver and/or similar proceeding has been instituted or taken by the Company, and to the best of their knowledge, no such proceeding has been instituted or threatened against the Company.

4.2	Authority
	The Company has full corporate power and authority to enter into, execute and deliver this Agreement, bind itself hereunder, comply with its obligations hereunder and consummate the transactions hereunder; the entering into and the execution, delivery and performance by the Company of this Agreement and the transactions contemplated hereunder, including the issuance at the First and Second Closing of the Preferred Shares to the Investor (and to the other purchasers, if any, under the Option) have been duly approved and authorized by all the required corporate actions, and this Agreement was signed by the Company's duly authorized representatives and constitutes a valid and legally binding obligation on the Company.

4.3	Absence of Conflict
	The execution, delivery and performance of this Agreement by the Company will not conflict with, give rise to, or result in, any breach or default of any terms of any provision of law, or regulation, agreement, obligation, commitment, ruling, judgment or order to which the Company is a party or by which the Company is bound, including under the Company's Memorandum and Articles of Association; nor will it cause any financial or other obligation of the Company to become due before the date such obligation would otherwise become due, or the suspension, revocation, impairment or non-renewal of any permit, license, authorization or approval applicable to the Company.

4.4	Required Consents
	No approval or consent from, nor any filing with, any person, entity or authority, is required by the Company, for the execution, delivery and performance by it of this Agreement.

4.5	Corporate Documents
	True copies of the Company's Memorandum and Articles of Association as in effect on the date hereof, and of all minutes and resolutions (including actions by written consent) of the Board of Directors of the Company, any committee thereof, and of the shareholders of the Company, since the date of its corporation through the date hereof, are attached hereto as Annex 4.5.
	All the Company's resolutions have been duly approved and accepted, and the Company has filed with the Registrar of Companies all reports, notices and other documents required to be so filed.

4.6	Capitalization

(a)	The capitalization table attached hereto as Annex 4.6 (a) sets forth the Company's authorized share capital, its issued and paid share capital, the registered holders thereof, and their respective percentage of shareholdings in the Company - all as of the date hereof and immediately prior to, and after giving effect to each of the First and the Second Closing (with and without the exercise in full of the options set forth in clause (b) below);

(b)	Except for (i) the rights of pre-emption and first refusal under the Company's Articles of Association; (ii) the rights of the Investor and the Founder hereunder; (iii) the rights under the Option; (iv) the options to acquire Ordinary Shares reserved for issuance under the Company's employee share option plan to employees, directors and consultants of the Company - no person or entity has any agreement, option, right (including conversion rights, preemptive rights and rights of first refusal) or warrant for the subscription, allotment, issue or purchase of any of the Company's shares or other Securities of the Company, nor is the Company or the Founder a party to any undertaking of any kind, towards any person or entity, regarding any shares or other Securities of the Company, whether purchased from the Company or from the Founder.

4.7	Share Option Plan

	(a)	The Company has authorized and reserved 160,000
Ordinary Shares, constituting on a fully diluted basis 20% (twenty percent) of the Company's Issued Share Capital, which are reserved for future allocation to employees of the Company under an employee share option plan adopted by the Company, copy of which is attached hereto as Annex 4.7(a).

	(b)	Except as provided under Annex 4.7(b) attached
hereto, no options to employees were issued under the aforesaid plan, and no resolution with respect to such issuance has been adopted by the Company.

4.8	Directors
	The Company's board of directors consists of 2 members as follows: Mr. Rony Levy and Mr. Zvika Segal.

4.9	Subsidiaries
	The Company does not hold any share or interest whatsoever in any entity whether corporate or otherwise. Furthermore, the Company is not a participant in any joint venture, partnership or similar arrangement.


4.10	Contracts and other Commitments

(a)	Except as provided under Annex 4.10 attached hereto, the
Company is not a party to and is not bound by any material agreement, contractual obligation or commitment of any kind whatsoever, and has not given any power of attorney to any person or entity for any purpose whatsoever. Furthermore, except as provided under said
Annex 4.10, the Company is not a party to any negotiation with a view to executing any agreement, contractual obligation or commitment, and no proposed transaction exists.

(b)	All aforesaid agreements, obligations and commitments are in full force and effect, the Company is not in material default under any of them, nor is the Company or any of the Founder aware of any material breach by any other party thereto or of any possible premature termination of any of them.

4.11	Related Parties Transactions

(a)	Except as otherwise explicitly provided herein and under
Annex 4.11(c), neither the Founder nor any other Interested Party of the Company or affiliate of the Company, is indebted to the Company, nor is the Company indebted (or committed to make loans or guarantee credit) to any of them.

(b)	Except as provided under Annex 4.11(b) attached hereto,
neither the Founder, and to the best of their knowledge, nor any other Interested Party of the Company, has any direct or indirect ownership interest in any entity (whether corporate or not) with which the Company is affiliated or with which the Company has a business relationship, or any entity (whether corporate or not) that competes with the Company. Furthermore, neither the Founder, and to their best knowledge, nor any other Interested Party of the Company, is directly or indirectly, interested in any agreement or transaction made, proposed, or currently contemplated to be made by or with the Company, and except for their ownership interest in their shares in the Company and by virtue thereof, they have no ownership interest or other right in any of the Company's business or property.

(c)	Except as provided under Annex 4.11 (c) attached hereto the
Company is not a party to any agreement with, nor is the Company obligated or committed to, the Founder, any other Interested Party of the Company, or affiliate of the Company, nor does any proposed transaction with any of them exist.


4.12	Litigation

(a)	There are no legal or administrative, actions, suits or
proceedings, pending, threatened, filed, or authorized by the Company, nor does the Company have any intention of filing any. Furthermore, there have not been and there are no legal or administrative, actions, suits, proceedings or investigations pending or threatened against the Company, or any such which are related in any way to the Company or to the Company's Business - against the Founder, or against any of its Office Holders - in its capacity as such, and neither the Company nor the Founder know of any fact which may result in any such proceedings.

 (b)	There are no valid or existing court or arbitration, judgment, or orders against the Company, or any of its Office Holders (in its capacity as such), or with regard to the Company - against the Founder.

4.13	Title to Property
	 The Company has good and valid title to, and is the sole and exclusive owner of, all rights, title and interests in and to its assets and properties - real and personal, tangible and intangible - free from all mortgages, pledges, liens, security interests, conditional sale agreements, encumbrances or other charges, or any other third party right whatsoever.

4.14	Intellectual Property Rights

(a)	The Company is in the process of filling patent application
for patent covering certain part of its Technology.

(b)	The Technology was invented, created and developed by Mr.
Roni Levy solely, on behalf of the Company; such invention, creation and development of the Technology, was made by them independently, with no help from any other person and/or entity whatsoever, completely at their own private time and not within the framework of, or in relation to, their employ with former employers, and without violating or infringing any rights of such former employers, and to their best knowledge, without utilizing any proprietary right or proprietary information of any other third party whatsoever.

(c)	The Company has not granted to any third party any right or
license with respect to the Technology; does not license from any third party any intellectual property, proprietary, process or information rights; and is the sole and exclusive owner of all rights, title and interest in the Technology and with respect thereto, all free and clear of any third party right whatsoever.

(d)	To the best of their knowledge, the use and the exploitation of the Technology by the Company do and shall not violate or infringe in any manner the right of any third party. Furthermore, they are not aware of any such claimed violation or infringement and they are not aware of any third party's infringement or violation of the Company's rights with respect to the Technology/Concept.

(e)	The use and the exploitation of the Technology are not
subject to any valid and existing order, judgment or decree.

(f)	The Company has not, nor has  the Founder, disclosed or
revealed any information whatsoever with respect to the Technology, to any third party whatsoever, which may have a material adverse impact on the interest of the Company.

		Without derogating from the aforesaid it is hereby acknowledged, that it may be desirable to the Company, for business and economical reasons, to acquire licenses from third parties for the use of certain standard commercial "off the shelf" software which are available to the Company.

4.15	Financial Statements

(a)	Annex 4.15 attached hereto consist of the Company's
reviewed financial statements of the Company for the period commencing January 1, 1996 and ended on June 30, 1997 (altogether the "Financials"). The Financials fairly present the financial condition, assets, liabilities and operating results of the Company as of the dates, and for the periods, indicated therein, and have been prepared in accordance with generally accepted accounting principles in Israel ("GAAP") on a consistent basis through the periods indicated.

 (b)	Since June 30, 1997, there has not been:

(i)	any change in the assets (including the Company's rights with respect thereto), liabilities, financial condition, or operating results of the Company, from that reflected in the Financial Statements, except changes in the ordinary course of business that have not been, in the aggregate, materially adverse;

(ii)	any damage, destruction or loss, whether or not covered by
insurance, materially and adversely affecting the business, properties, prospects, or financial condition of the Company (as such business is presently conducted and as it is proposed to be conducted);

(iii)	any declaration or payment of dividends or other
distributions;

(iv)	any payment made to an Interested Party or affiliate of the
Company.

4.16	Absence of undisclosed Liabilities
	Except to the extent reflected in the Financials, the liabilities (no greater than $ 8,500 per liability and $ 60,000 in the aggregate) incurred since June 30, 1997, in the ordinary and usual course of business, and with respect to obligations not required under GAAP to be reflected in the Financials - except for such obligation which are reflected in the agreements attached hereto as Annex 4.10, the Company has no material liabilities, obligations or debts - whether absolute, accrued, fixed, contingent or otherwise.

4.17	Permits and Licenses
	The Company does not require any licenses or permits for the conduct of its business as now being conducted by it.

4.18	Compliance with other Instruments
	The Company is not in material default or violation of any term or provision of its Memorandum and Articles of Association, or of any order, law, statute, rule or regulation to which it is subject.

4.19	Business Plan
	The Business Plan was prepared by the Company in good faith and represents their best professional judgment and assessment of the Company's business, products and markets as of the date hereof; Furthermore, the Business Plan fully and fairly describes the business proposed to be conducted by the Company, its anticipated prosperity and its anticipated financial and operation results. The Company and the Founder have prepared the Business Plan based on the best information known to the Company and the Founder after making reasonable necessary inquiries in order to establish its correctness and completeness. Without derogating from the generality of the abovesaid the Company and the Founder represent that they are not aware of any information that renders the Business Plan untrue, misleading or incomplete; however, with respect to projections and expressions of opinion or predictions, contained in the Business Plan, they represent only that same were made in good faith and under the belief that there is a reasonable basis therefor on account of the inquiries made by them and their best professional judgment.

4.20	Taxes
	The Company has duly filed all tax returns and all other tax reports which it is required to file, and has paid in full, all taxes, and other charges due or claimed to be due by any taxing authority. All such tax returns and reports are correct and accurate and are not subject to any dispute with the tax authorities.

4.21	Insurance
	Since its incorporation, the Company has kept all its assets which are of an insurable character, insured by a financially sound and reputable insurer with adequate coverage against all risks (including, without limitation, against loss or damage by fire, explosion, etc.), has maintained adequate employer's liability insurance with a financially sound and reputable insurer, and since September 8, 1997 the Company is insured by a third party insurance under adequate coverage with a financially sound and reputable insurer.

	It is hereby further represented and warranted that: (i) no claim has been made or is intended to be made by the Company under the said insurance policies; said insurance policies are valid and in effect, and the Company has not received any notice regarding any intention of cancellation, non-renewal or renewal on materially different terms of said insurances, nor do they know of, or have reasonable grounds to know of, any fact which may result in such cancellation, non-renewal or renewal on materially different terms; and
(ii) prior to the date hereof, no damage has occurred to any third party or in relation to any product sold by the Company or on its behalf prior to the date hereof.

4.22	Employees

(a)	Annex 4.22 attached hereto contains a true and complete list of the names and job titles of the Company's key employees; the terms of employment of each is as set forth under their respective employment agreements, true copies of which have been heretofore delivered to the Investor.

(b)	The Company is not aware that any of its key employees
intends to terminate his/her employment with the Company nor does the Company have a present intention to terminate their employment.

(c)	To the Company's  best knowledge, none of the Company's
employees is obligated under any agreement or commitment of any nature, or subject to any judgment, decree, or order of any kind, and there are no pending or threatened actions, suits, claims, investigations, or other proceedings (either legal or administrative), that could interfere with the use of such employee's best efforts to promote the interests of the Company, or that could conflict with the Company's Business, in any way whatsoever, nor, to their best knowledge, will the employment of any of the Company's employees and their engagement with the Company's Business, constitute a violation of or conflict with prior agreements and commitments of such employee.

	It is hereby provided that Mr. Paz Gilboa is obligated, by December 31, 1997 and under existing agreements, to provide for consultation services to certain entities which are engaged in fields that are not competitive to the Company's Business.

4.23	Valid Issuance of Preferred Shares
	The Preferred Shares to be issued hereunder to the Investor, including under the Option, if any, shall, upon the issuance thereof and payment therefor, as set forth in section 3 hereinabove, be duly and validly issued, fully paid, non-assessable and free from and clear of any liens, claims, charges, attachments, encumbrances, adverse claims, interests or any third party rights or claims of any type or nature whatsoever, except for the right of first offer provided under the Amended Articles.

4.24	Chief Scientist, Investment Center, and the Fund for the
Encouragement of Marketing Activities Abroad

(a)	The Company has submitted to the Investment Center of the
Trade and Industry Ministry of Israel, a request for Approved
Enterprise status, copy of which request has been heretofore delivered to the Investor.

(b)	The Company's application submitted to the Fund for the
Encouragement of Marketing Activities Abroad for the receipt of grants has been approved. Copy of the application and of the certificate of approval have been heretofore delivered to the Investor.

4.25	No Dependence on Sources of Supply or Marketing
	The Company has no dependence on any specific supplier, sub-contractor or marketer, including, without limitation, on Microkim Ltd. or Micel Wireless Corp..

4.26	Place of Business
	The Company carries on its activities at14 Shabazi St. Yahud, 56253.

4.27	Bank Accounts
	Annex 4.27 attached hereto sets forth the names and locations of all the banks at which the Company has accounts or safe-deposit boxes, and the number of all such accounts.

5.	Further Representations of the Founder
	The Founder hereby further represents and warrants toward the Investor that the following is true and correct as of the date hereof:

	5.1	Organization and Standing
	It is an entity duly organized and validly existing under the laws of the State of New York. No proceeding or resolution for bankruptcy, dissolution, liquidation, winding-up, appointment of a receiver and/or similar proceeding has been instituted or taken by it, and, to the best of its knowledge, no such proceeding has been instituted or threatened against it.

5.2	Authority
	It has the full corporate power and authority to enter into, execute and deliver this Agreement, bind itself hereunder, comply with its obligations hereunder and consummate the transactions hereunder; the entering into and the execution, delivery and performance by it of this Agreement and the transactions contemplated hereunder have been duly approved and authorized by all the required corporate actions, and this Agreement was signed by its duly authorized representatives and constitutes a valid and legally binding obligation on it.


5.3	No Competition
	It has no direct or indirect interest in any corporation or business which compete or may compete with the Company's
Business, or which conducts any business which is similar to the Company's Business, all, whether as owner, shareholder of more than five percent (5%) of a company, director, partner, principal, agent, consultant, financial supporter, adviser, employee, employer, manager, other Office Holder or otherwise - in each case whether alone or together with others.

5.4	Absence of Conflict
	The execution, delivery and performance of this Agreement by it, will be not conflict with, give rise to, or result in, any breach or default of any terms of any provision of law, or regulation, agreement, obligation, commitment, ruling, judgment or order to which it is a party or by which it is bound, including under any of its corporate documents.

5.5	Required Consents
	No approval or consent from any person, entity or authority, is required by it, for the execution, delivery and performance by it of this Agreement.

5.6	Title to Shares
	It has full title and ownership of all the shares in the Company set forth opposite its name in Annex 4.6 attached hereto, and such shares and his rights with respect thereto, are free from and clear of any liens, claims, charges, attachments, encumbrances, interests or any other third party rights or claims of any type or nature whatsoever.

5.7	Arrangements With Respect to Shares
	Except for the provisions of this Agreement, it is not a party to any agreement or obligation which relates to its shares in the Company, or with respect to any of the rights conferred upon him by virtue of its shares.

6.	All Relevant Information
	The Company and the Founder, jointly and severally, confirm toward the Investor, that the representations and warranties set forth in Sections 3 and 4 above, fully and accurately reflect the condition and state of the Company, with regard to the matters referred to therein, and, to the best of their knowledge, there is no material information, required by a reasonable investor in order to make the transactions contemplated hereunder, which is not specified therein.

7.	Representations of the Investor
	The Investor hereby represents and warrants toward the Company and the Founder the following to be true and correct as of the date hereof:

7.1	Organization and Standing
	The Investor is an entity duly organized and validly existing under the laws of Israel. No proceeding or resolution for bankruptcy, dissolution, liquidation, winding-up, appointment of a receiver and/or similar proceeding has been instituted or taken by such Investor, and, to the best of its knowledge, no such proceeding has been instituted or threatened against it.

7.2	Authority
	The Investor has the full corporate power and authority to enter into, execute and deliver this Agreement, bind itself hereunder, comply with its obligations hereunder and consummate the transactions hereunder; the entering into and the execution, delivery and performance by it of this Agreement and the transactions contemplated hereunder, have been duly approved and authorized by all the required corporate actions, and this Agreement was signed by its duly authorized representatives and constitutes a valid and legally binding obligation on it.

7.3	Absence of Conflict
	The execution, delivery and performance of this Agreement by it will be not conflict with, give rise to, or result in, any breach or default of any terms of any provision of law, or regulation, agreement, obligation, commitment, ruling, judgment or order, to which it is a party or by which it is bound, including under any of its corporate documents.

7.4	Required Consents
	No approval or consent from any person, entity or authority, is required by it for the execution, delivery and performance by it of this Agreement.

7.5	Receipt of Information
	The Investor received from the Company and the Founder information and answers, with respect to all the issues requested by it, and it was given access to information with respect to the Company.

	The foregoing however does not limit, modify and derogate from the representations and the warranties made by the Company and the Founder in Sections 4, 5 and 6 above, and it shall not derogate from the liability of the Company and the Founder with respect thereto.

8.	Covenants and Undertaking of the Founder and the Company
Prior to the First Closing
The Founder and the Company, jointly and severally, hereby covenant and undertake that as of date hereof, and until the First Closing:

8.1	the Founder shall not sell or transfer any of its shares in the
Company or give any rights with respect thereto.

8.2	the Company shall not issue any shares or other Securities or grant any rights with respect to any shares or Securities.

8.3	all the Company's affairs shall be conducted in the ordinary course of its business, according to the Business plan, and the Company shall not take any actions or undertake any obligations which might render the representation or warranties under sections 4 and 5 herein to be untrue or incorrect in any way whatsoever; and

8.4	the Company shall not declare the distribution of dividends or other distributions of assets (including bonus shares) and no distribution of such shall be effected.

8.5	the Company shall inform the Investor, in writing, of any
meeting of the Company's shareholders and/or of the Company's
Board of Directors, or of any committee thereof, at least 48 (forty-eight) hours in advance, allow an observer on behalf of the Investor to attend such a meeting, and provide the Investor with copies of all minutes and resolutions thereof and of all actions in writing made within this period, by the Company's shareholders and/or board of directors; and

8.6	without derogating from the Company's obligations under this
Section 8 and hereinabove, the Company and/or the Founder shall notify the Investor, in writing, immediately upon the occurrence of any events or conditions which affect the business or financial situation of the Company or otherwise affect the Company, or render any of the representations or warranties given by the Company, or the Founder, hereunder, to be untrue or incorrect; and

8.7	the Company shall enter into employment agreements with
Mr. Paz Gilboa, for his employment by the Company as vice president of research and development, and with Mr. Rony Levy as general manager - in the forms attached hereto as Annex 8.7, and deliver to the Investor executed copies thereof prior to the First Closing; and

8.8	the Company shall adopt the Amended Articles to be the
Company's Articles of Association as of the Closing; and

8.10	the Company shall: take all actions required for the
reorganization of its share capital as required hereunder (including under the capitalization table attached hereto as Annex 4.6(a)); issue to the Founder additional Ordinary Shares as provided under the capitalization table attached hereto as Annex 4.6(a); file all notices required by law, with the Registrar of Companies; and deliver to the Investor a copy of all such notices.

8.11	the Company shall adopt new signatory rights, effective as of the First Closing, in the form attached hereto as Annex 8.11.

8A.	Covenants and Undertaking of the Company After the First
Closing
	As soon as possible after the First Closing, the Company shall procure from financially sound and reputable insurers two key man life and disability insurance policies, under customary terms, one covering Mr. Paz Gilboa and one covering Mr. Rony Levy, each in the amount of $ 1,000,000 (one million Dollars) - the proceeds of which shall be payable to the Company. Such insurance policy shall be maintained by the Company for as long as the said persons are employed with the Company.

9.	Rights Attached to Preferred Shares
	The following preferred rights are and shall be attached to the
Preferred Shares and shall be 	incorporated into the Amended
Articles:

 (a)	Liquidation Preference
	In the event of any liquidation, dissolution or winding up of the Company, either voluntarily or involuntarily, the surplus assets and funds of the Company shall be distributed in accordance with the following preferences:

(i)	until such time as the amounts distributed to the holders of
Preferred Shares for the Preferred Shares held by them, shall equal the Dollar amount paid for their shares to the Company, multiplied by the Dollar/Sheqel Rate of Exchange on the date of such distribution, plus interest of 8% (calculated on an annual basis) paid for the period from the date of the issuance of the Preferred Shares until the date of distribution, all distributions shall be distributed among the holders of shares of the Company, in proportion to the aggregate Dollar amounts paid in cash to the Company in consideration for their shares (and if such shares are the product of any recapitalization event - after adjustment for such an event), multiplied by the Dollar/Sheqel Rate of Exchange on the date of such distribution ("Issuance Price"); provided that, the Issuance Price deemed to have been paid for the Preferred Shares shall be increased by 8%, for each year or any part thereof, from the date of the issuance of such Preferred Shares until the date of such distribution.

(ii)	all remaining assets after distribution according to (i) above, shall be distributed among all of the Company's shareholders (holders of Preferred Shares holders of Ordinary Shares and holders of other classes of shares) pro rata to their holdings in the Company's Issued Share Capital.

(iii)	Notwithstanding the provision of this Clause (a), if the total assets of the Company are sufficient to distribute, on a pro rata basis, to each of the holders of Preferred Shares an amount equal to two and a half (2.5) times the issuance price paid to the Company therefor by each such holder, then the assets of the Company shall be distributed pro rata among all classes of shares in the Company, without paying the distribution preference indicated in this Clause (a).

	It is hereby provided that a sale of all the issued share capital of the Company to any person or entity, a sale of all or substantially all the assets of the Company or a merger of the Company shall be treated as a liquidation and shall entitle the holders of Preferred Shares and Ordinary Shares to receive at the closing of such transaction, cash, securities or other property, in accordance with the aforesaid preference.

(b)	Anti-Dilution

(i)	In the event that the Company issues Securities to any person or entity (other than to an employee or consultant under an employee's stock option plan, or to a Strategic Investor, being an entity in the general business of the Company with sales of at least $ 100 million in the previous year, which enters into a commercial agreement with the Company, where this agreement is accompanied by an equity investment of no more than 20% of the issued and outstanding shares of the Company) at a price which reflects a price per share paid to the Company (hereinafter: the "New Price"), that is less than the purchase price per Preferred Share paid to the Company for the Preferred Share, calculated in Dollars according to the Dollar/Sheqel Rate of Exchange (hereinafter: the "Investment Price"), and adjusted to give effect to issuance of bonus shares, stock split, division, consolidation of shares, or other recapitalization events, the Company shall issue to the holders of Preferred Shares, at par value, additional Preferred Shares, to reflect the New Price, as if such holders had made their investment in the Company based on the New Price. However, if such issuance occurs more than 36 months after the First Closing, then the holders of the Preferred Shares shall be compensated by the issuance of additional Preferred Shares, as aforesaid, as if their investment had been made at a price which is equal to the weighted average of the Investment Price and the New Price, e.g., if the Investment Price is $ 3 per share and the investment is of 3 million Dollars, and the New Price is $ 2 per share and the new investment is of 4 million Dollars, then the weighted average (W), is:

		3 x 3 + 2 x 4 = W
			7

(ii)	The New Price for the purposes of this Section 10(b) shall be calculated in Dollars, according to the Dollar/Sheqel Rate of Exchange based on: (a) if only shares were issued - the price per share in such issuance; and (b) if other Securities convertible to shares were issued - the value of the share received upon conversion of the Security, taking into consideration the price paid for such Security, the number of shares received upon conversion, and the conversion price.

(iii)	In the event that the Majority holders of Preferred Shares and the Company do not agree as to the determination of the New Price, such determination shall be made by a C.P.A. to be agreed upon or, in case of disagreement within a period of 14 (fourteen) days as of the written request of the Company or the Majority of the holders of Preferred Shares, by a C.P.A. nominated by the President of the Israeli Association of Certified Public Accountants upon the request of either party. The nominated C.P.A. shall act solely as an appraiser for this express purpose, and not as an arbitrator in any manner whatsoever, and such C.P.A.'s determination shall be final.

(c)	Conversion Right
	Each Preferred Share shall be converted, on a one-to-one conversion basis, subject to adjustment for any stock split, reverse split, recapitalization, reorganization, etc., or any other issuance of shares made only with respect to the Ordinary Shares (whereupon the conversion rate shall be adjusted to include such additional shares), occurred or declared prior to the date of such conversion, into a fully paid and non-assessable Ordinary Share, upon the earlier of the following events: (a) upon the written demand of any of the holders thereof, with regard to the shares held by each such demanding holder, received at the office of the Company or at the office of any transfer agent for such shares; or (b) immediately prior to Qualified IPO.

(d)	Voluntary Dissolution
	In the event of a sale of all or substantially all of the Company's assets, or, in the event the Company substantially ceases to be engaged in its business, the Company shall, upon the demand of the Majority Holders of Preferred Shares take such actions as are necessary to cause the dissolution of the Company.

(e)	Other Rights
	In addition to the preferred rights specified hereinabove, each of the Preferred Shares shall entitle the owner thereof, to all the other rights attached to each Ordinary Share in the Company, including, without limitation, the right to receive notices, to attend and vote in, general meetings, the right to receive dividends and bonus shares, a right of first offer, and the pre-emptive right to participate in future issuances made by the Company.

10.	Registration Rights
	The right to registration of shares by the Investors is as set forth in Annex 10 attached hereto.

11.	Restrictions on Transfer of Shares

	Until a Qualified IPO:

	11.1		During the first Three (3) years
commencing at the date of the First Closing, the Founder shall not sell, transfer, or assign, in any manner shares in the Company constituting, in the aggregate, more than 25% of the total Founder's shareholdings in the Company subsequent to the investment of the Founder's
Additional Investment, without the prior written consent of the Majority Investors.

11.2	Parties Co-Sale Rights
	Without derogating from the provisions of Section 12.1 above, and in addition thereto, prior to any sale by the Founder or by the Investors (each such selling Investor or the Founder, as applicable, shall herein in this Section 11.2 be referred to as the "Seller") of their respective shares in the Company, or any part thereof, to a third party (who is not an Investors' Permitted Transferee as defined in the Amended Articles), they shall first be obligated to offer in writing, to each of the Investors (in case of a sale by the Founder) or to the Founder (in case of sale by any of the Investors), (the "Offeree") to participate in such sale (the "Sellers' Notice"). The Offeree shall be entitled to participate in such sale, in a number of shares which shall not exceed the product obtained by multiplying the aggregate number of the shares offered for sale (hereinafter: the "Co-Sale Right"), by a fraction, the numerator of which is the aggregate nominal value of shares held by the Offeree at the time he receives the Seller's Notice and the denominator of which is the aggregate nominal value of the shares held by the Seller plus the shares held by the Offeree, at that time. The Investors who choose to participate in such sale (the "Participating Investors") shall be entitled to participate in such sale in proportion to such Participating Investors' holding of shares, and up to the total amount of shares the Investors are entitled to include in such sale, as aforesaid, such that the right of any Investor who refused to participate in the sale or that is willing to sell shares in an amount that is less than its respective amount under the Co-Sale Right, shall automatically be transferred to the other Participating Investors, in accordance with the number of shares specified by the Participating Investors in their respective notices, or ratably to their holdings of shares, in the case of overage.

	Such Sellers' Notice will specify the total number of shares proposed to be sold, the identity of the buyer and the proposed terms of the sale. Each of the Offerees that wishes to participate, must notify the Seller in writing (the "Offerees's Notice), within thirty (30) days after receipt by such Sellers' Notice, of its election to participate in such sale, specifying the number of shares which it wishes to sell in such transaction, and in doing so, it will be obligated to the terms agreed upon between the Seller and the buyer, as specified in the Sellers'' Notice. Failure by any of the Offerees to give the Offeree's Notice as aforesaid, shall be deemed to be a refusal by such Offeree to exercise their Co-Sale Right hereunder.
	No transfer of shares by the Seller shall be concluded unless the purchaser thereof concurrently purchases, on the same terms, all of the shares included in the Offeree's Notices given as aforesaid, provided however that the Offeree given such Investor's Notices have fully complied with the terms of the sale.

	For the purposes of this Section 11.2, the aggregate nominal value of the Offeree's shares, shall be deemed to be 50% of the Offeree's actual aggregate nominal value of shares - in case the Offeree is the Founder, and 200% of the Offeree's actual aggregate nominal value of shares - in case the Offeree is the Investors.

	Furthermore, and notwithstanding anything to the contrary herein, the number of shares the Investors may sell pursuant to this
Section 11.2 in case the Investors are the Seller, shall not decrease to less than 60% of the aggregate number of the shares being sold, notwithstanding the Co-Sale right exercised by the Founder.

	It is hereby clarified that the above Co-Sale Right does not derogate from the right of first offer, under the Amended Articles, and only if such right of first offer is not exercised, then the sale shall be subject to the Co-Sale Right.

	After the execution of a transfer which is subject to the Co-Sale Right, where the transfer has been made in accordance with the provisions of this Section 11.2, the shares transferred in such transfer shall no longer be subject to the Co-Sale Right.

11.3	Subject to Section 11.2 above, each of the Investors shall be entitled to transfer its shares in the Company - in whole or in part - freely, provided that the transferee is not a direct competitor of the Company's business, where the Board determines that it is detrimental to the Company.

11.4	Without derogating from the provisions of Sections 11.1,
11.2, and 11.3 above, any transfer of any of the Company's shares shall be subject to and executed in accordance with the Amended
Articles, including, without limitation, the right of first offer set forth therein. It is provided that the Clal Venture Capital Fund Limited Partnership's respective right of first offer of under the Amended
Articles may be exercised by it either alone, or jointly with CVC's
Related Entities, or solely by any or all of CVC's Related Entities, in its stead; and it is hereby clarified that in any such case, neither of CVC's Related Entities shall need to hold shares of the Company in order to exercise such right.

11.5	Notwithstanding anything to the contrary herein, no transfer of shares made prior to the Qualified IPO, shall be permitted, unless the transferee of such shares undertakes in writing and in advance to use the voting rights conferred upon him by virtue of the shares being transferred to him, in a manner consistent with the Company's obligations herein .
	It is hereby clarified that no transfer shall release the transferor of its obligations hereunder with regard to the shares which were not transferred.

11A.	Preemptive Rights
	Until the Qualified IPO, all shareholders in the Company, who holds shares constituting more than 6% of the Company's Issued
Share Capital, shall have a right of pro rata participation in any future issuance of securities by the Company, as provided under the Amended Articles, except for an issuance within the framework of an IPO, under an employee share option or share plan, or pursuant to the exercise of the Preferred Shares' anti-dilution right.

	It is provided that the Clal Venture Capital Fund Limited Partnership's respective right of pro rata participation as aforesaid may be exercised by it either alone, or jointly with CVC's Related Entities, or solely by any or all of CVC's Related Entities, in its stead; and it is hereby clarified that in any such case, neither of CVC's Related
Entities shall need to hold shares of the Company in order to exercise such right.

12.	The Company's Board of Directors and General Meetings

	12.1	Appointment of Directors
		Until the Qualified IPO the following shall apply:

		(a)	From and after the First Closing, the
Company's board of directors shall comprise of up to five (5) directors
- in case at least 50% of the Option is exercised (i.e. at least 100,000 Preferred Shares are purchased), and of up to three (3) - in case less than 50% of the Option is exercised (i.e. less than 100,000 additional Preferred Shares are purchased), unless otherwise agreed to in writing between the Founder and the Majority Investors.

	(b)	In case at least 50% of the Option is exercised, then:

(i)	for as long as the Investors hold shares in the Company which have not decreased to less than Fifteen percent (15%) in the Company's Issued Share Capital, the Investors shall be entitled to appoint, dismiss and replace, at least two (2) directors on the board of directors; and

(ii)	for as long as the Investors hold shares in the Company which have not decreased to less than Seven and a half percent (7.5%) in the Company's Issued Share Capital, the Investors shall be entitled to appoint, dismiss and replace, at least one (1) director on the board of directors.

		(c)	In case less than 50% of the Option is
exercised, then for as long as the Investors hold shares in the Company which have not decreased to less than seven and a half percent (7.5%) in the Company's Issued Share Capital, the Investors shall be entitled to appoint, dismiss and replace, at least one (1) director on the board of directors.

	Notwithstanding anything to the contrary herein, after the Qualified IPO the undertakings under this Section 12.1 shall not bind the Company, but in case the Founder shall have the right or power to appoint more than two directors to the Board, it will use such power in order to cause the nomination, dismissal or replacement of one director as instructed in writing by the Investors .

12.2	Board Meetings
	Until the Qualified IPO:

(a)	The board shall meet as frequently as reasonably necessary
and, in any event, at least once every two (2) months, unless otherwise determined by the board of directors with the consent of the director(s) appointed by the Investors then serving on the board; and

(b)	Information regarding the Company's operations, financial
and business aspects and technical condition, shall be presented by the Company's management at each board meeting; and

(c)	Not later than 30 days prior to the end of each fiscal year - an annual budget and operating plan for the subsequent year shall be brought for discussion and approval by the board.

12.3	Observer
	Until the Qualified IPO, in the event the Investors shall not be entitled to appoint at least one 1) directors to the board, and for so long as the Investors hold shares in the Company, which constitutes at least 3.75% of the Company's Issued Share Capital, the Investors shall have the right to have One (1 representative who shall be entitled to attend all meetings of the board of directors in a non-voting observer capacity, to receive notice of such meetings and to receive any and all information provided to the board of directors, provided however, that the Company may require, as a condition precedent to the Investors' right under this Section 13.4 that such observer shall undertake, in writing, to hold in confidence the information received by him/her, and not to reveal same to any person or entity except for and not including the Investors.
	The appointment, dismissal and replacement of such observer shall be made by a written notice given to the Company and signed by the Majority Investors.

13.	Special Issues
	Until the Qualified IPO:

13.1	The Company shall not take any action with regard to the
issues set forth below, and no resolution or decision shall be adopted with regard thereto (by either the Company's shareholders, Board of Directors or any committee thereof), without first obtaining the written consent of the Majority Investors - for so long as the Investors hold shares in the Company which have not decreased to less than Seven and a half percent (7.5%) of the Company's Issued Share Capital:

13.1.1	Amendment, repeal, change, or alteration of the Company's
Memorandum and/or Articles of Association.

13.1.2	Issuance of Securities  which confer upon the holders thereof any right or rights which have a priority over the Preferred Shares.

13.1.3	Transaction with Interested Party, including determination
regarding compensation of Founders, directors, presidents, vice-presidents and other Office Holders.

13.1.4	Any filing by the Company seeking relief under the
provisions of the bankruptcy or any insolvency laws of the State of Israel, including without limitation, voluntary dissolution, winding-up of its business, or the making of a creditors arrangement.

13.1.5	Material change in the business of the Company and/or
ceasing business operations contemplated by the Company's business plan and/or substantially deviating from the Company's business plan and/or engaging in any other business than the primary business of the Company as provided in the Company's business plan.

13.1.6	Entering into any transaction not in the ordinary course of
business of the Company, including, without limitation, merger, acquisition of stock, assets, or business of any other entity, sale or a transfer in any manner, by the Company, of all, or any substantial part, of its assets, etc.

13.1.7	The appointment and replacement of the Company's general
manager.

13.1.8	The establishment of any subsidiary and the acting through a subsidiary or the transfer of any activity to a subsidiary.

13.1.9	The declaration or distribution of dividends of any kind and in any form of distribution (including stock dividends).

13.1.10	Any transfer of authorization from the Board of Directors.

13.2	For so long as the Investors hold shares in the Company
which have not decreased to less than seven and a half percent (7.5%) of the Company's Issued Share Capital, the Company shall not take any action with regard to the issues set forth below, and no resolution or decision shall be adopted with regard thereto (by either the Company's Board of Directors or any committee thereof), if the director appointed by the Investors has objected thereto:

13.2.1	Determination of the Company's signatory right, or any
change thereof.

13.2.2	Grant a mortgage, pledge or lien over any material asset of
the Company or any number of assets of the Company which together are material to the Company.

13.3	The requirements for the above consents and affirmative
votes in the issues referred to in Section 13.1 hereinabove, shall apply also to actions and decisions made or taken with respect to, or by, any subsidiary of the Company, mutatis mutandis, and shall terminate with respect to the Company and any such subsidiary upon a Qualified IPO.

13.4	Notwithstanding anything to the contrary herein, any
issuance, at all times, of Preferred Shares, or other Securities senior to or on parity with the Preferred Shares as to dividend rights or liquidation preferences, and the issuance of Securities having preferred voting rights to the Preferred Shares, shall be subject to the prior written consent of the Majority Investors, as long as they hold
Preferred Shares in the Company.

13.5	The provisions of this Section 13 shall be incorporated into the Amended Articles.

14.	Information Rights and Accounting

14.1	The Company hereby covenants and undertakes to fulfill the
following obligations and commitments so long as the Investors hold any shares in the Company:

(a)	The Company will keep at its main office, true records and
books of account in which full, true and correct entries will be made of all dealings and transactions in relation to its business and affairs, all in accordance with GAAP, applied on a consistent basis.

(b)	For so long as the Investors hold shares in the Company
which have not decreased to less than seven and one half percent(7.5%), the accounts and records of the business activities and operations of the Company shall be freely accessible to an authorized representative of the Investors, who shall also be permitted to receive copies of the foregoing, and such records shall be subject to inspection and audit form time to time by an auditor on behalf of the Investors.

(c)	The accountants and auditors of the Company shall be a
nationally recognized accounting firm affiliated with one of the U.S. "big six" accounting firms.

(d)	Until the Qualified IPO, the Company shall prepare and
furnish each Investor, with the following:

(i)	monthly income, cash flow and sales reports - actual and
projected, furnished as promptly as possible but not later than within fifteen (15) days from the end of each said month.

(ii)	monthly reports of twelve (12) months rolling forward
projections of monthly income, cash flow and sales of the Company, all on an actual versus planned basis, furnished as promptly as possible, but not later than within fifteen (15) days form the end of each said month.

(e)	For so long as the Investors hold shares of the Company, the
Company shall prepare and furnish each Investor with the following:

(i)	financial statements for each fiscal quarter (other than the fourth quarter of each year), containing the balance sheet, cash flow and profit and loss account of the Company for such fiscal quarter furnished as promptly as possible and not later than thirty (30) days from the end of such fiscal quarter. Such financial statements shall be reviewed by the auditors of the Company, upon the request of the Majority Investors.

(ii)	audited financial statements, separate and consolidated, if
applicable, at the end of each fiscal year and not later than within seventy (70) days thereafter, including cash flow and profit and loss account of the Company for such fiscal year.

15.	Use of Proceeds
	The amounts invested by the Investors shall be used according to the Business Plan, as may be amended from time to time by the Board of Directors, provided that such amendment thereof, shall require the affirmative vote at least one (1) director appointed by the Investors.

16.	Conversion to Shares in Micel Corp.
	The investors shall be entitled, during a period of three (3) years commencing as of the First Closing, but not later than the Qualified IPO (hereinafter the "Conversion Period"), to convert shares of the Company purchased by them until such time (and any shares issued by virtue thereof) to shares of the Founder by tendering the shares of the Company to the Founder in consideration for the shares of the Founder. Such conversion is to be made at the pre-money valuation of the Founder of $20,000,000 (twenty million Dollars) on a fully diluted basis (i.e., after giving effect to the issuance in full of all the outstanding options, warrants, convertible securities and other rights to shares and Securities in the Founder) (the "Conversion
Value"). In the event that after the date hereof, the Founder shall raise share capital, then the Conversion Value shall be increased by the amount of share capital paid in consideration for the issuance of the shares under such share capital raising transaction.

	The Founder undertakes to issue to the Investors, within 5 business days of receipt of the Investors' written request made during the Conversion Period, shares of the Founder of the same class of shares of the Founder which are registered for trading, the total purchase price of which equals to the consideration amount paid to the Company by the Investors for the shares being converted and at a pre-money valuation of the Founder of $20,000,000 (twenty million dollars), in consideration for all the converted shares of the Company, e.g. if the total purchase price paid by the Investors for the converted shares is $ 3 million (i.e. in case the Option was exercised by the Investors, and the total number of shares purchased by the Investors at the First and Second Closing is being converted) then the investors shall be entitled to 13.04% of the Issued Share Capital of the Founder.

	It is provided that the Investors may convert their shares in the Company to shares of the Founder at one time, or from time to time, during the Conversion Period; provided that, the total purchase price of the shares converted each time shall not be less than $ 1 million (one million Dollars).

	Upon the conversion of the Investors shares of the Company to shares of the Founder, the Investors shall have the right to registration of their shares of the Founder as provided in Annex 10 attached hereto which shall apply to their shares of the Founder and shall constitute an obligation of the Founder towards the Investors as provided therein, mutatis mutandis; provided however, that in case of a Demand Registration demanded by the Investors - the expenses of such registration shall be born by the selling Investors, unless the Founder has raised after the date hereof capital of more than $5,000,000, in which case the Founder shall pay those expenses up to a sum of $150,000. Furthermore the Founder undertake that the Investors shall have the right to appoint, dismiss, and replace one director in the Founder's board of directors, for so long as the Investors hold shares of the Founder which have not decreased to less than seven and a half percent (7.5%).

	The Investors agree that the shares of the Founder shall bear a legend ordinarily placed on unregistered shares.

	The Founder undertakes to take all such actions as shall be necessary or appropriate in order to protect against the impairment of any of the rights of the Investors with regard to the conversion right set forth in this Section 16, and to avoid any voluntary action which may impair the Investors' rights with regard to the conversion right set forth in this Section 16, including, without limitation, by amending its Articles and/or By Laws, reorganization, consolidation or merger.

18.	Undertakings of the Founders
18.1	The Founder covenant and undertake, as of the date hereof
and for as long as it shall own shares in the Company, to act as is necessary to cause the Company to fulfill all of the Company's obligations and undertakings herein, by exercising the voting rights and powers in the Company conferred upon it - by virtue of its shares in the Company and by virtue of any proxy made to its benefit, or right under any agreement to exercise voting rights and powers attached to shares in the Company, to which it is a party - in a manner which is consistent with the Company's obligations and undertakings herein.

18.2	The Founder hereby waive any pre-emptive right with respect
to the Preferred Shares to be issued to the Investors hereunder.

18.3	The Founder hereby waive any right and/or claim it might
have against the Company, as a result of any breach of any of the Company's representations and warranties hereunder and/or any of the Company's covenants and undertakings pursuant to this Agreement towards the Investors, required to be fulfilled prior to or on the respective Closing, all including without limitation, the right of restitution under any law and any other right under any theory of recovery.

19.	Intellectual Property Rights Indemnification
	Notwithstanding anything to the contrary herein, but without derogating from any other right or remedy available to the Investors under any law and/or any agreement (including under this Agreement), if, at any time, the Company incurs or suffers any loss, damage, liability, deficiency, costs and/or expenses of any nature (including, without limitation, attorney's fees) (hereinafter: the "Company's Damages"), in connection to any claim or demand made by any third party with respect to any claimed right of such third party in the Technology, as it exists as of the date of the First Closing, or with respect thereto, including without limitation, with respect to any claimed infringement or violation of such third party's rights by the use of the Technology, as it exists as of the date of the First Closing, by the Company, where such claim or demand is determined in favor of the third party in a competent court of law and in a final instance, or the Company pays to such third party (or to others) a settlement amounts or royalties - the Investors shall be entitled to compensation from the Company, by way of indemnification in cash and/or by way of issuance of additional Preferred Shares, at the Majority Investor's discretion, such that their losses, damages, deficiencies, costs and expenses, of any nature, related to the Company's Damages shall be recovered,

20.	Confidentiality
Each of the parties will hold in strict confidence all documents and information concerning the Company, its business, financial and/or commercial information, operations, sales, marketing, customers, suppliers and all information pertaining to any intellectual property rights of the Company and any other proprietary information of the Company whatsoever including, without limitation, with respect to the Technology (all hereinafter referred to as the "Confidential Information"), by taking all reasonable measures to maintain the confidentiality of such Confidential Information, which will in no event be less than the measures they use to maintain the confidentiality of their own information of similar importance. Each of the parties also undertakes not to use the Confidential Information in any way, directly or indirectly, for purposes other than for the Company and/or for fulfilling its obligations and exercising its rights under this Agreement. A party may disclose such Confidential Information, to its officers, directors, consultants, counsel and their representatives, only on a need to know basis, under confidentiality obligation, and in connection with the transactions contemplated by this Agreement.

The obligations hereunder shall not apply as to any Confidential Information which is proven by the party receiving the information
(the "Receiving Party") to be: (i) known by the Receiving Party at the time of receiving such information without breach of confidentiality undertaking and provided that such party has given notice to this effect; or (ii) in the public domain through no fault of the Receiving Party; or (iii) later acquired by the Receiving Party, lawfully and without breach of confidentiality undertaking, from sources other than the disclosing party (such as independent development, third parties, etc.); or (iv) furnished by the disclosing party to third parties without restriction on disclosure.

Disclosure of any Confidential Information pursuant to any compelling judicial or administrative order or proceeding or as required by law, shall not be deemed a breach hereof.


21.	Non-Competition
The Founder hereby covenants and undertakes that as long as he is an Interested Party and for a period of 2 (two) years after he ceases to be an Interested Party, it shall not: (i) be engaged or involved, directly or indirectly, including as owner, shareholder of more than five percent
(5%), director, partner, principal, agent, services provider, consultant, financial supporter, adviser, employer, manager, other office holder or otherwise - whether alone or together with others - in any business or enterprise which competes with the Company, or is engaged in the field of the Company's business; (ii) employ, offer to employ or otherwise engage or solicit for employment, any person who is or was, during the twelve (12) month period prior to the time the Founder ceased to be either employed by the Company or to be an Interested
Party, an employee or sales and/or marketing agent of the Company or an exclusive provider of services to the Company or an exclusive contractor.
For the purposes of this Section 21 the term "Company" shall refer also to any subsidiary of the Company.

22.	Reimbursement of Costs and Expenses
	Each party shall pay its own expenses in connection with the preparation and performance of this Agreement; Notwithstanding the above, upon the signing of this Agreement, the Company shall reimburse Clal Venture Capital's legal costs and out-of-pocket expenses, incurred in connection with the transactions contemplated herein, including the negotiations and the finalization of this Agreement - up to a maximum of $ 20,000 (twenty thousand) Dollars) plus V.A.T., according to applicable law.

	To avoid any doubt it is hereby clarified that the Company shall also bear the cost of any stamp duty with respect to the issuance of Preferred Shares to the Investors hereunder.

23.	Governing Law and Forum
This Agreement, its interpretation, validity and breach shall be governed by the laws of the State of Israel, without regard to its choice of law rules, and any dispute or claim with respect thereto shall be submitted to the competent courts in Tel Aviv, Israel, which shall have exclusive jurisdiction in such matter.

24.	Miscellaneous

24.1	Further Cooperation
	The parties agree to execute any and all documents necessary in order to consummate, implement and give full force and effect to this Agreement, and to all matters, things and transactions envisaged and contemplated herein including, but not limited to, filings with governmental or regulatory bodies, powers of attorney, corporate resolutions and such other documentation as may be reasonably necessary from time to time.


24.2	No Partnership
	The parties to this Agreement are independent contractors. There is no relationship of partnership, joint venture, employment, franchise or agency between the parties. Neither party will have the power to bind the other or incur obligations on the other's behalf without the other's prior written consent, except with regard to the Company - in the parties capacity as authorized organs in the Company.

24.3	Contradiction
	In case of any direct contradiction between the provisions of this Agreement and the Articles, the provisions of this Agreement shall prevail in the relationship between the parties hereto.

24.4	Captions
	The captions of clauses in this Agreement are intended solely for convenience, and will have no significance in the interpretation of this Agreement.

24.5	Counterparts
	This Agreement may be executed in any number of counterparts, and at one (1) or more times, each of which containing the signature of any of the parties, shall be deemed an original, but all of which together shall constitute one and the same instrument.

24.6	Non-Assignability
	The respective obligations and rights of the parties hereunder cannot be assigned, transferred or otherwise conveyed, without the prior written consent of the other parties hereto.
         Notwithstanding the above, the Investors and their assignees shall be entitled to assign and transfer rights to which the Investors are entitled to hereunder, as part of a transfer of their shares made in accordance with Section 11.3 herein, and with respect to the shares being so transferred.

24.7	Validity
	In the event wherein any provision of this Agreement is held by a competent court to be invalid or unenforceable, for any reason whatsoever, all of the remaining provisions contained herein shall remain in full force and effect and shall be binding on the parties without any change; furthermore, if all or part of the obligations of the parties hereinabove (including those under Sections 20 and 21 hereof) shall be held to be invalid or unenforceable by reason of exceeding the extent and/or scope allowed by law, such exceeding obligation(s) shall be reduced to the maximum extent and/or scope allowed by law.

24.8	Waiver and Consent
	The failure of any party at any time or times to require performance of any provision hereof or to enforce any right with respect thereto, shall in no manner affect the right of such party at a later time to enforce the same and shall in no way be construed to be a waiver of such provision or right.

24.9	Amendments
	No amendment, addition, omission, modification or change to this Agreement shall be valid unless drawn up in writing and signed by all of the parties.

24.10	Entire Agreement
	This Agreement fully embraces the legal relationship between the parties, and no previous agreements, memoranda of agreements, letters, negotiations, promises, consents, undertakings, representations, warranties or documents which were applied, exchanged, or signed by or between any of the parties hereto prior to the signing of this Agreement shall have any force or effect.
24.11	Notices
	All notices given by one party to the other hereunder will be given in writing, and will be deemed to have been delivered to the addressee immediately upon their delivery if delivered by hand, or upon transmission if sent by facsimile and confirmed by a machine printout, or within three (3) business days after being sent by mail, as per the addresses indicated in the preamble hereof, or to such other address or facsimile number as a party may thereafter give notice in writing, to the other parties of this Agreement.



In Witness Whereof, the parties hereto have caused this Agreement to be duly executed on the day and year first above written:


_______________________________________________
Clal Venture Capital Fund Limited Partnership


_______________________________________________
RadioTel Ltd.


_______________________________________________
Micel Corp.





ANNEX 10

REGISTRATION RIGHTS


The parties to the Agreement covenant and agree as follows:

1.	Definitions
	Unless otherwise defined herein, all capitalized terms shall have the meaning ascribed to them in the Agreement to which this is an Annex.

1.1	The term Securities Act as used herein shall mean the U.S.
Securities Act of 1933, as amended, or any similar successor federal statute and the rules and regulations thereunder, all as the same shall be in effect from time to time.

1.2	The term Exchange Act as used herein shall mean the U.S.
Securities Exchange Act of 1934, as amended, or any similar successor federal statute and the rules and regulations thereunder, all as the same shall be in effect from time to time.

1.3	The term Registrable Securities as used herein shall mean all shares of the Company held at the time in question by the Investors and shares of the Investors who are held at the time in question by any of their assignees and transferees pursuant to a transfer of the Investors' shares, or any part thereof, to such assignees and transferees in accordance with the terms herein (herein: the "Investors' Registrable Securities") excluding shares which at the time in question may be sold under Rule 144, promulgated under the Securities Act.

1.4	The term Holders as used herein shall mean holders of
Registrable Securities.

1.5	The term Majority Holders as used herein shall mean Holders
holding, at the time in question, more than 50% of the shareholdings of the Registrable Securities.

1.6	The term SEC as used herein shall mean the U.S. Securities
Exchange Commission or successor agency that administers the Securities Act.

2.	Demand Registration
2.1	If the Company receives, at any time after the lapse of one
hundred and eighty (180) days following the Company's initial public offering of Securities ("IPO"), or at any time after the lapse of a longer period, if so required by the underwriter in the IPO, based on marketing factors, a written demand from the Majority Holders
(herein: the "Initiating Holders") that the Company effect a registration under the Securities Act covering all or part of the Initiating Holders' Registrable Securities, the Company shall:

(i)	within ten (10) days after the receipt of such written request, give written notice of such request to all the other Holders; and

(ii)	as soon as practicable effect such registration for all
Registrable Securities which were requested to be included by the Initiating Holders and by such other Holders joining the demand as specified in such other Holders written reply to the Company given within twenty (20) days after the receipt of the Company's notice. Furthermore, the Company shall keep the registration statement effective for such period as provided in Section 6 (a) below provided however that, if at that time, the Company shall be qualified to effect a "shelf registration" - on a form which is the equivalent or similar, for foreign companies, to Form S-3, or any succeeding form - the Company shall use such form, and keep such registration statements effective, for not less than 12 months; the Company shall make all reasonable efforts to qualify for registration on Form S-3, or comparable or successor form or forms, at the earliest possible time, and shall use best efforts to maintain such qualification.

2.2	The Company is obligated to effect only two (2) registrations pursuant to this Section 2.

2.3	The Company shall not be required to effect a registration if the aggregate proceeds of such registration do not exceed
US$4,000,000.

2.4	Underwriting. In case the Holders demanding registration,
wish to distribute their Registrable Securities by means of an underwriting, then they shall so advise the Company as a part of their demand made pursuant to Section 2.1 above, and the Company shall include such information in its written notice to the other Holders as set forth in Section 2.1 above. In such event, the right of any of the other Holders to join the demand and to include Registrable Securities in the registration shall be conditioned upon its participation in the underwriting and the inclusion of the Registrable Securities, requested by it to be included, in the underwriting, to the extent provided herein. All Holders proposing to distribute their Registrable Securities in whole or in part, by joining the demand, shall enter into an underwriting agreement, in customary form, with the managing underwriter(s) selected for the offering by the majority of the Initiating Holders (whereas such majority shall be calculated according to their percentage of shareholdings).

3.	Piggyback Registration
3.1	If the Company determines to register any of its Securities, either for its own account (including within the framework of an initial public offering) or for the account of any of its shareholders, other than a registration relating solely to employee benefit plans, it shall promptly give to each Holder written notice to that effect, and shall include in such registration, except as otherwise provided herein, all the Registrable Securities specified in the written reply delivered by any such Holder, which reply is delivered to the Company within twenty (20) days after the receipt of the Company's said written notice.

3.2	It is hereby clarified that piggyback right of the Holders
under this Section 3, may be exercised in an unlimited number of times.

3.3	Underwriting.  If the registration of which the Company gives notice for pursuant to this Section 3 is for an underwritten registration, the Company shall so advise the Holders as part of the Company's notice set forth in Section 3.1 above. In such event, the right of any Holder having piggyback rights, to be included in the registration, shall be conditioned upon such Holder's participation in such underwriting and the inclusion of such Holder's Registrable Securities, which it requested to include in the registration, in the underwriting, to the extent provided herein. All Holders proposing to distribute their Registrable Securities, in whole or in part, by joining the registration, shall enter into an underwriting agreement, in customary form, with the managing underwriter(s) selected by the parties who initiated the registration.

4.	Underwriter's Cut-back
	In a case where a registration involves underwriting, and the underwriter demands, based on marketing factors, that the number of Securities to be underwritten shall be limited, the number of Securities that may be included in the registration shall be reduced accordingly, and allocated as follows:

(i)	If the Company initiated the Registration - firstly all the
Securities to be included by the Company, and secondly, the Registrable Securities of the Holders (pro rata to their shareholdings of Registrable Securities).

(ii)	If shareholder(s) of the Company initiated the Registration -
firstly, the Registrable Securities of such initiating shareholder(s) and the Holders (pro rata to their shareholdings), and secondly, the Securities to be included by the Company.

5.	Expenses
	All expenses incurred in connection with a registration of Registrable Securities hereunder, including, without limitation, all registration, filing and qualification fees, printing expenses, fees and disbursements to counsel, and costs of any regular or special audit if required - shall be borne by and paid for by the Company; provided however, that the proportional amount of underwriter's commissions and discounts incurred by including the Holders' Registrable Securities in the registration (which shall be calculated based on the number of the Holders' Registrable Securities in the registration relative to the total number of Securities included in the registration), shall not be paid by the Company but shall be borne by and paid for by the Holders (pro rata to each of their relative number of Registrable Securities included therein).

6.	Obligations of the Company
	Whenever required to effect registration of Securities pursuant to the terms herein, the Company will keep each Holder advised in writing as to the initiation of each registration and as to the completion thereof, and at the Company's expense will use its best efforts to, as expeditiously as reasonably possible:

[a]	Prepare and file with the SEC a registration statement with
respect to such Securities and use its best efforts to cause such registration statement to become effective, within ninety [90] days after the lapse of the twenty [20] days period given in Sections 2.1 and
3.1 hereof for the reply of Holders to join the registration, and thereafter shall maintain such registration as correct and effective for: a period of 120 days (subject to the maximum period allowable under the law) - in case the registration is not effected as a "shelf registration"; for a period of 12 months - in case the registration is effected as a "shelf registration"; or until the Holder[s] whose Securities are included in the registration have completed the distribution, whichever first occurs; and

[b]	Prepare and file with the SEC such amendments and
supplements to such registration statement and the prospectus used in connection with such registration statement, as may be necessary to comply with the provisions of the Securities Act with respect to the disposition of the Securities covered by such registration statement; and

[c]	Furnish to the Holders participating in the registration such number of copies of a prospectus, including a preliminary prospectus, in conformity with the requirements of the Securities Act, and such other documents as they may reasonably request in order to facilitate the disposition of the Securities owned by them that are included in such registration; and

[d]	Notify each Holder of Securities covered by such registration statement at any time when a prospectus relating thereto is required to be delivered under the Securities Act, of the happening of any event, as a result of which the prospectus included in such registration statement, as then in effect, includes an untrue statement of a material fact or omits to state a material fact required to be stated therein or necessary to make the statements therein not misleading in the light of the circumstances then existing; and at the request of any such holder, prepare and furnish to such Holder a reasonable number of copies of a supplement to or an amendment of such prospectus as may be necessary so that, as thereafter delivered to the purchasers of the Securities, such prospectus shall not include an untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary to make the statements therein not misleading or incomplete in the light of the circumstance then existing; and

[e]	In the event that the Holders initiating the registration require that the registration which the Company shall effect in response to their demand, made under Section 2 herein, shall be underwritten, the Company will, enter into and perform its obligations under an underwriting agreement in usual and customary form; and

[f]	Use reasonable commercial efforts to register and qualify the
Securities covered by such registration statement under such other securities or Blue Sky laws of such jurisdictions as shall be reasonably requested by the Holders, provided that the Company shall not be required in connection therewith, or as a condition thereto, to qualify to do business in any such states or jurisdictions; and

[g]	Furnish, at the request of any Holder requesting registration of Securities, on the date that such Securities are delivered to the underwriters for sale, if such Securities are being sold through underwriters, or, if such Securities are not being sold through underwriters, on the date that the registration statement with respect to such Securities becomes effective: (i) an opinion, dated as of such date, of the counsel representing the Company for the purposes of such registration, in the form given to the underwriters, or in the event the registration is not underwritten, in form and substance as is customarily given to underwriters in an underwritten public offering and reasonably satisfactory to a majority in interest of the Holders requesting registration, in either case, addressed to the underwriters, if any, and to the Holders requesting registration of the Securities; and
(ii) upon request of the Holders participating in the offering, in form acceptable to the independent certified public accountants of the Company, a "comfort" letter dated as of such date from such accountants, in the form given to the underwriters, or in the event the registration is not underwritten, in form and substance as is customarily given by independent certified public accountants to underwriters in an underwritten public offering and reasonably satisfactory to a majority in interest of the Holders requesting registration, in either case, addressed to the underwriters, if any, and to the Holders requesting registration of the Securities; and

[h]	Cause all such Registrable Securities registered pursuant
hereunder to be listed on each securities exchange on which similar securities issued by the Company are then listed; and

[i]	Provide a transfer agent and registrar for all Registrable
Securities registered pursuant to such registration statement and a CUSIP number for all such Registrable Securities, in each case not later than the effective date of such registration.

7.	Indemnification
	Prior to effecting any registration pursuant to this Agreement, the Company, on the one hand, and the Holders who participate in the registration on the other hand, shall undertake to indemnify each other under provisions in customary form.

8.	Rule 144 Reporting
	In order to enable the shareholders of the Company to make use of the benefits of Rule 144 promulgated under the Securities Act and any other rule or regulation of the Securities Act and any other rule or regulation of the SEC that may at any time permit a shareholder of the Company to sell Securities of the Company to the public without registration, the Company shall:

a)	Make and keep public information regarding the Company
available, as these terms are understood and defined in said Rule 144, at all times; and

b)	file with the SEC, in a timely manner, all the reports and
other documents required of the Company under the Securities Act and the Exchange Act; and

c)	furnish to the Holders, upon request, a written statement by the Company as to its compliance with the reporting requirements of said Rule 144 and of the Securities Act and the Exchange Act, a copy of the most recent annual or quarterly report of the Company, and such other reports and documents of the Company as a Holder may reasonably request in availing itself of any rule or regulation allowing a shareholder to sell securities without registration.


9.	Assignment of Registration Rights
	The rights to demand that the Company register Securities and to exercise piggyback right, granted hereunder, may be assigned by a Holder, but only to a transferee of Registrable Securities of the Holder and with respect to such Registrable Securities transferred only, provided that the Company is given written notice promptly after the time of said transfer of the Registrable Securities and the assignment of the registration rights herein, stating the name and address of the assignee and identifying the Registrable Securities with respect to which such registration rights are being assigned, and, further provided that the assignee of such rights shall receive such rights subject to all of the terms and conditions herein and shall assume in writing the obligations of the transferor hereunder, with respect to the Registrable Securities transferred, including those under this Section 9.

10.	Limitations on Subsequent Registration Rights.
	From and after the date of this Registration Rights
Agreement, the Company shall not, without the prior written consent of the Majority Holders, enter into any agreement with any holder or prospective holder of any Securities of the Company, giving such holder or prospective holder any registration rights, the terms of which are more favorable than the registration rights granted to the Holders hereunder, except for the underwriter in the IPO.




ANNEX 4.6(a)

RADIOTEL LTD.'S CAPITALIZATION

1.	As of the date hereof (September 30, 1997):
----------------------------------------------
RadioTel's Authorized Share Capital: NIS 100,000, divided into
1,000,000 Ordinary Shares NIS 0.10 par value each ("OS").

RadioTel's Issued Share Capital:
--------------------------------

                     			Micel Corp. 	Joel Golovensky    Reserved for
					                                (in trust for
                                     the benefit       	Employee Option
                                 				of Micel Corp.)    Plan
Number and Type
of Shares	             	990 OS		         10 OS*	       	160,000 OS

Shareholding
Percentage		            99%	             	1%		            	0%


* The 10 OS held in trust by J. Golovensky shall be transferred to Micel Corp. immediately after the First Closing.


2.	Subsequent to the First Closing

RadioTel's Authorized Share Capital:
-----------------------------------
NIS 130,000, divided into 700,000 OS and 600,000 Preferred Shares, Series A, NIS 0.10 par value each ("PS").

RadioTel's Issued Share Capital:
--------------------------------
             Micel	    	Reserved	     Reserved	  Clal	        Reserved
           		Corp.      for Micel	    for	       Venture	     for Clal
                    	 		Corp.	       	Employee   Capital		    Venture
                              					  	Option	    Fund	        Capital
                               						 Plan	      Limited	     Fund
                                                 Partnership  Limited
							                                                			    Partnership
Number
and Type
of Shares	  106,805 OS	  33,195 OS   160,000 OS 	50,000 PS	    50,000 PS

Shareholding
 Percentage 	68.11%	       	0%		        0%	      	31.88%		         0%

Shareholding
Percentage
(on a fully
diluted basis)        	56.66%			      26.66%		  		       16.66%


3.	Subsequent to the Completion of the Provisions of Section
3.1 to the Share Purchase Agreement

RadioTel's Authorized Share Capital:
-----------------------------------
NIS 130,000, divided into 700,000 OS and 600,000 PS.

RadioTel's Issued Share Capital:
---------------------------------

           		Micel Corp.	 Reserved for	 Clal Venture  	Other Investor
                      				Employee 	    Capital Fund
                          Option Plan	  Limited
					                                   Partnership
Number and
Type of
Shares	     340,000 OS	     160,000 OS	  100,000 PS     	200,000 PS

Shareholding
Percentage	 77.27%	          	0%		          22.73%	         	0%

Shareholding
Percentage
(on a fully
diluted
basis)	     42.5%		           20%		          12.5%	         	25%


4.	Subsequent to the Exercise of the Option under Section 3.3

RadioTel's Authorized Share Capital:
-----------------------------------
NIS 130,000, divided into 700,000 OS and 600,000 PS.

RadioTel's Issued Share Capital:
--------------------------------
	        	Micel Corp.  	Reserved for    	Clal Venture  	Other Investor
                    				Employee 	       Capital Fund
                        Option Plan	     Limited
                                   						Partnership

Number and
Type of
Shares	    340,000 OS    	160,000 OS	     100,000 PS      	200,000 PS

Shareholding
Percentage	  53.13%	         	0%		          15.62%	          31.25%

Shareholding
Percentage
(on a fully
diluted
basis)	      42.5%		          20%		           12.5%	           	25%