Form 10-Q
period 1997-12-31
MICEL CORP
filed 1998-02-19
CIK 874788

FORM  10-QSB

                          SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON,  D. C. 20549


                    Quarterly Report Under to Section 13 or 15(d)
                        of the Securities Exchange Act of 1934

For Quarter Ended:                                December 31, 1997

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

                                    (516) 569-1234
       --------------------------------------------------------------------
                 (Registrant's telephone number, including area code)

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

         YES  X                      NO
              -                            -
Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                Common Stock,  Par Value  $.01               5,900,380
                ------------------------------------------------------
              (Title of each Class)   (Outstanding at December 31, 1997)

MICEL CORP. AND SUBSIDIARIES
CONSOLIDATED REPORT

                                  TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                 	PAGE


Item 1. Consolidated Financial Statements (Unaudited):
       	Condensed Consolidated Balance Sheets as of
       	December 31, 1997 and September 30, 1997.             	  	3

       	Condensed Consolidated Statements of Income (loss)
       	for the three and three months ended December 31, 1997
       	and 1996.                                                 4

       	Condensed Consolidated Statements of Cash Flows
       	for the three months ended December 31, 1997 and 1996.    5

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

MICEL CORP. AND SUBSIDIARIES

PART I  - FINANCIAL INFORMATION



                                    MICEL CORP. AND SUBSIDIARIES
                                    -------------------------------------------

                        CONDENSED CONSOLIDATED BALANCE SHEETS

                                    DECEMBER 31	        SEPTEMBER 30
                                   	1997           		   1996
                                  	(UNAUDITED)     	    (AUDITED)
                                  	------------------- 	-------------------
          ASSETS
         ----------

CURRENT ASSETS
Cash and cash equivalents           	$ 829,282       	   $ 491,000
Accounts receivable                  830,326  	          521,332
Inventories           	              929,375	  	         894,992
                                     ---------	      		-----------
         Total current assets        2,588,983 	        	1,907,324
                                     ---------- 	      	---------
Investment in
Affiliated Company                  	5,295     	     		19,745
Note Receivable From
affiliated Company	                 	135,000         		100,000
Deposits With Insurance
Companies and
Pension Funds                      		212,125          	196,988
PLANT AND
EQUIPMENT (net)                    	 281,061         		210,398
                                  		----------     	  	---------

         Total assets              		3,222,464	      	2,434,455
                                     =========       	=========


LIABILITIES AND SHAREHOLDERS EQUITY
------------------------------------------------------------

CURRENT LIABILITIES:
Short term bank credit              	231,173        		7621

Current maturities of long
term debt        		                 	17,598		        	18,416

Accounts payable and
accrued liabilities                		948,004        		933,188

Advances from customers             	242,057        		323,838
                                				----------	    	-----------
Total current liabilities             1,438,832	    	1,283,063
                                  		 -------       	 	-------

LONG TERM DEBT:
net of current maturities	          19,385	         		23,312

ACCRUED SEVERANCE
PAY                               		261,655	         	251,062

Minority Interest	                  38,683	          	0
                             	    		-------       			-------
           Total liabilities        1,758,555      		1,557,437
                                 	  --------       		----------

SHAREHOLDERS' EQUITY:
Common Stock                       	59,004	        		57,504
Additional Paid in Capital          6,831,860        6,533,386
Capital Reserve                     432,981           -
Accumulated deficit                	(5,859,936)	    	(5,713,872)
                     	              ----------- 	   	-----------
       Total shareholders' equity   1,463,909       	877,018
                                  	 ----------      	--------
       Total liabilities and
       shareholders' equity	        3,222,464      		2,434,455
                                    	=========      	=========

                             MICEL CORP. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

                   		3 Months Ended December 31
	            	-----------------------------------

                    			1997	      	  1996
                      (Unaudited)    (Unaudited)
             	       	-----------    	-----------


Sales         		746,889        	1,815,182
Cost Of  Sales		423,161        	1,488,438
              		---------   	   ---------


Gross Profit 			323,728        	326,744
			             ----------      ----------

Research and Development
Expenses (net) 		208,434	       126,701

Marketing and Selling
Expenses (net) 		55,237	       	48,850

General and Administrative
Expenses       		223,153       	104,061
                		-------      	-------


    Total operating
    expenses     486,824	        279,612
              			----------	     ---------

    Income (loss) From
    Operations  (163,096)	       47,132

Interest and
Other Income	   12,978	         	1,685

Interest and
Other Expense  	(9,832)	       	(35,141)

Minority Interest
in Losses of
Subsidiaries  	 	28,336

Equity in Loss
of Affiliates	   (14,450)	      (4,686)
               		-------     	  ---------

Net Loss         (146,064)     	(8,990)
       	         ======        	======

                             MICEL CORP. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                            	  	3 MONTHS  ENDED  DECEMBER 31
	                                              --------------------------------
              		                             1997           1996
                      			                    (Unaudited)   	(Unaudited)
Cash Flows From Operating Activities:
Net income (loss)                           		(146,064)      	8,990

Adjustments to reconcile net income (loss)
to net cash used in operating activities:
 Depreciation & amortization                  24,828        	21,774
 Minority interest in losses of subsidiaries	 (28,336)
 Income from affiliated company               14,450
 Changes in operating assets and liabilities:
   Accounts receivable                       (308,994)	      (194,525)
   Inventories                               (34,383)	       (63,863)
  Accounts payable and accrued liabilities   14,816		        263,889
  Advances from customers                   	(81,781)       	(57,693)
  Accrued severance pay                 	   	(4,544)        	10,941
	                                         	---------        	--------

Net cash provided by
operating activities		                       (550,008)      	(10,487)
                                             -------        	---------

CASH FLOWS From Investing Activities:
  Purchase of equipment                     	(95,489)	       (31,347)
 Investment in affiliated company            (35,000)
                                             --------        	---------
 Net cash used in investing activities		     (130,489)	      (31,347)


CASH FLOWS From Financing Activities:

Repayment of long term debt                 	(4,745)       		(40,312)
Credit                                       223,552	        57,409
Issuance of common stock      	             	799,972	        400,000
                                             ---------      	--------
  Net cash provided by financing activities  1,018,779	      417,097

  Increase (decrease) In Cash and Cash
  Equivalents                               	338,282	        375,263

CASH AND CASH EQUIVALENTS, Beginning
of Period                                   	491,000        	81,089
                                             --------      	---------

CASH AND CASH EQUIVALENTS, end
of period                                  		829,282         456,352
                                           	=======          =======
Supplemental Cash Flow Information:
Interest Paid:                             		6,134	          22,791

MICEL CORPORATION AND SUBSIDIARIES CONSOLIDATED
STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED DECEMBER 31, 1997

                                           Additional paid
                                           in Capital &
                  		Common Stock         	 Capital         Accumulated  Total
                  		No. of Shares 	Value  	Reserves        Deficit
                    ------------  	-----  	-------------   -----------  -----
Balance,
September 30, 1997 	5,750,380      	57,504	   6,533,386	  (5,713,872)	 877,018

Issuance of Common Stock
(Net of issuance expenses)
in a private
placement	          150,000	        1500	     298,474	    -		          299,974

Capital Reserves Resulting from
issuance of subsidiary shares to a
third party	                                  432,981     -            432,981

Net Loss                                                  (146,064)    (146,064)
                  	-------        	-----   	-----------  	----------   ------
Balance, December
31, 1997         		5,900,380       59,004   7,264,841    (5,859,936)   1,463,909





                   MICEL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL
                      STATEMENTS (UNAUDITED)

1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     The condensed consolidated balance sheet at December 31, 1997, the consolidated statements of Income (loss) for the three months ended December 31, 1997 and 1996, and the consolidated statements of cash flows for the three months ended December 31, 1997 and 1996, have been prepared by the Company, and are unaudited.

     Reference should be made to the notes to the Company's September 30, 1997 consolidated financial statements for additional details of the company's consolidated financial condition, results of operations and cash flows. The details in those notes have not changed except as a result of normal transactions in the interim. All adjustments (of normal recurring nature) which are, in the opinion of management, necessary to a fair presentation of the results of the interim period have been included.

     The results of operations for the period ended December 31, 1997, are not necessarily indicative of the operating results for the full year.

2.   Common Stock
     During the first quarter of 1998, the company raised
     $300,000 in a private placement of Common Stock at $2.00 per share or 150,000 shares.

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

     The financial statements of RadioTel are consolidated into the Company's financial statements.

                                                                              8
     During the quaretr the company signed an investment agreement according to which the investor is to invest $1,000,000 in consideration for 16% of RadioTel shares.
     Through December 31, 1997, the investor invested $500,000 out of the $1,000,000, causing Micel's share in RadioTel to be diluted to 91%.
     As a result, Micel had a capital reserve of $432,981.


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

     The Company owns 50% of MICEL Wireless. Refer to the Company's Form
     10-KSB for the period ended September 30, 1997 for additional details.
     The Company is committed to provide to Micel Wireless a working capital loan in the amount of $150,000. As of December 31, 1997 the outstanding loan to Micel Wireless is $135,000. The working capital loan shall bear interest at 12% per annum, payable annually. The loan will become due after 12 months from the date of the loan or when otherwise mutually agreed upon by the Company and EBS. At a time and terms to be mutually agreed upon among the Company, EBS and MICEL Wireless, the working capital loan may be converted into nonvoting preferred stock of MICEL Wireless.

     Micel Wireless commenced activities in the first quarter of Fiscal 1997, in which the Company lent Micel Wireless $100,000. The Company applies the equity method of accounting for its investments in Micel Wireless.


5.   Legal Proceedings

     In July 1994, the Company commenced a civil action in Israel in the approximate amount of $3,000,000 against M/A Com and Hillel Weinstein for false representations made by M/A Com and Dr. Weinstein in connection with the purchase of MicroKim Ltd. from M/A Com and for subsequent damages resulting from such misrepresentations. Dr.
     Weinstein is no longer a defendant or counter claimant in this action as a result of an agreement reached on May 27, 1996.
     On March 30, 1997, the judge granted M/A Com's motion for the cncellation of the company's request for "out of boundries" jurisdiction. On July 23, 1997, the company resubmitted the request and it was granted. In November 1997, the complaint and accompanying papers were again served on M/A Com.

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

Fluctuations in the rate of exchange between the dollar and such other currencies result in the recognition of financial income or loss. The Company manages its Israeli operations with the object of protecting against material net financial loss in U.S. dollar terms from the impact of Israeli inflation and currency devaluation on its non - U.S. dollar assets and liabilities. In the three month period ended Dec 31, 1997, the Israeli Consumer Price Index
("ICPI") increased by 0.59% , as compared with a devaluation of the Shekel of 1.12% against the U.S dollar. To the extent the rate of devaluation of the shekel with respect to the U.S. dollar does not substantially offset the change in the rate of inflation in Israel, the expenses in, or linked to, the shekel will be impacted when translated to the U.S. dollar. There can be no assurance that the Government of Israel will devalue the shekel from time to time to offset the effects of inflation in Israel.

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

FINANCIAL CONDITION:

In the first three months of Fiscal 1998 the company issued 150,000 shares of common stock in a private placement at $2.00 per share.

The company's operations in the first three months of the fiscal year ending on September 30, 1998 ('Fiscal 1998') have been financed principally from revenues from sales, research and development grants and by a private placement of shares of common stock.

The total amount of outstanding loans, credit facilities and guarantees from banks are approximately $614,800 and is secured by liens on certain of MicroKim's property and equipment, share capital and insurance rights, and by a secured interest in all of MicroKim's assets. This amount includes approximately $36,983 of long term borrowings from Israel Industrial Development Bank Ltd., to be repaid between 1997 and 2000. This also includes approximately $396,000 of performance guarantees pursuant to contracts with customers.

In the three months ended December 31, 1997 net cash equivalents increased by $338,282 as a result of $799,974 proceeds from issuance of common stock and $223,552 from bank overdraft facilities, offset by the repayment of long term liabilities of $4745, purchases of fixed assets of $95,489, a loan to an affiliated company of $35,000 and in operating activities $550,010.

The company is committed to fund RadioTel in the amount of $ 935,000 through October 30, 1998. In the event that additional funding is not provided to RadioTel, Micel's ownership in RadioTel may be diluted.

RESULTS OF OPERATIONS

Three months ended December 31, 1997 compared to the three months ended December 31, 1996.

Sales in the three months ended December 31 , 1997 were $746,889 as compared with $1,815,182 in the three months ended December 31, 1996. The sales of the first quarter of fiscal 1997 included the completion of a certain project, sales of which were $1,189,000. Cost of sales in the three months ended December 31, 1997 was 56.66% of sales or $423,161 as compared with 82% or $1,488,438 in the same period in 1996.
The sales in the first quarter of Fiscal 1998 are not indicative of sales for the whole year.

Research and development expenses (net) increased to $208,434 or 28% of sales in the three months ended Dec 31, 1997 from $126,701 or 16.96% of sales in the same period in 1996. The increase was caused by new research and development activities.

Selling expenses in the three months ended December 31, 1997 were $55,237 or 7.4% of sales compared to $48,850 or 2.69% of sales in the same period in 1996.

General and administrative expenses increased to $223,153 or 29.9% of sales in the three months ended December 31, 1997 from $104,061 or 5.7% of sales in the same period in 1996. The increase was mainly due to the operations of RadioTel.

Financial expenses in the three months ended December 31, 1997 were $9,832 or 1.3% of sales compared with $35,141 or 1.9% of sales in the same period in 1996.

Minority share in RadioTel losses amounted to $28,336 (see also paragraph 3 above).

Company's share in losses of its 50% held affiliate, Micel Wireless, were $14,450 compared with $4,686 in the first quarter of 1996.

In the three months ended December 31, 1997, the company reported a loss of $146,066 In the same period in 1996, the Company incurred a loss of $38,142. The loss is attributable mainly to the operation of RadioTel.

The inventories at December 31, 1997, were comprised of $498,083 raw materials and $431,292 work in process as compared to $500,741 raw materials and $272,047 work in process at December 31, 1996.

The company is committed to pay royalties to the office of the Chief Scientist of the State of Israel ("OCS") in respect to products under development for which the OCS participated by way of grant. The royalty is computed at the rate of 2%-3% of proceeds from sales of such products up to the amount of such grant.

                             MICEL CORP. AND SUBSIDIARIES

                             PART II - OTHER INFORMATION



Item 1.   Legal Proceeding
          Reference is made to Form 10-KSB for the year ended
          September 30, 1997.

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



                                   MICEL CORP.

                                   Registrant



Date: February 19th, 1998          By:  /s/ Ron Levy
                                      -------------------------------
                                        President and
                                        Chief Executive and Financial Officer