Form 10-Q
period 1998-03-31
MICEL CORP
filed 1998-05-14
CIK 874788

FORM  10-QSB

                          SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON,  D. C. 20549

                    Quarterly Report Under to Section 13 or 15(d)
                        of the Securities Exchange Act of 1934

For Quarter Ended:                                March 31, 1998

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

         YES  X                      NO
              -                            -
Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                Common Stock,  Par Value  $.01               6,000,380
                ------------------------------------------------------
                (Title of each Class)   (Outstanding at March 31, 1998)

                    MICEL CORP. AND SUBSIDIARIES CONSOLIDATED REPORT

                                  TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION
		PAGE


Item 1.   Consolidated Financial Statements:Condensed
          onsolidated Balance Sheets as of	March 31,
          1998 (Unaudited) and September 30, 1997.             	    3

         	Condensed Consolidated Statements of Income (loss)
         	for the six and three months ended March 31, 1998
         	and 1997 (Unaudited).                                 	 		4

         	Condensed Consolidated Statements of Cash Flows
         	for the six months ended March 31, 1998 and
          1997 (Unaudited).                                         5

          Condensed Consolidated Statements of Changes in
          Shareholders' Equity.                                   		6

         	Notes to Condensed Consolidated Financial Statements   	  7-8

Item 2.  Management's Discussion and Analysis of Financial
       	 Conditions and Results of Operations                  		   9-12


PART II - OTHER  INFORMATION                                    	   13

Exhibit  27 	                                                  			  14

Signatures          	                                          			  15

                   MICEL CORP. AND SUBSIDIARIES

                  PART I  - FINANCIAL INFORMATION

                   MICEL CORP. AND SUBSIDIARIES
              ---------------------------------------

                        CONDENSED CONSOLIDATED BALANCE SHEETS

                      		MARCH 31		               SEPTEMBER 30
                        1998                     1997
            	           (UNAUDITED)              (AUDITED)
       	                	-------------------     ------------------
          ASSETS
         ----------

CURRENT ASSETS
Cash and cash equivalents		$ 690,816       	    $ 491,000
Accounts receivable        778,380  	           521,332
Inventories         	      802,097	  	          894,992
                           ---------         		-----------
   Total current assets   	2,271,293       	   	1,907,324
                           ----------         	---------
Investment in
Affiliated Company      		21,686			            19,745
Note Receivable From
affiliated Company			     135,000	            	100,000
Deposits With Insurance
Companies and
Pension Funds          			249,657  	          	196,988
PLANT AND
EQUIPMENT (net)        	 	350,037            		210,398
                          ----------    	     	---------

   Total assets        			3,027,673	          	2,434,455
                          =========   	        =========

LIABILITIES AND SHAREHOLDERS EQUITY
------------------------------------

CURRENT LIABILITIES:
Accounts payable and
accrued liabilities 			   1,043,665	           933,188
Bank Overdraft Facilities	13,172             		7,621
Current maturities of long
term debt  	      			     16,789            			18,416
Advances from customers   128,821		            323,838
         					            ----------	         	-----------
Total current liabilities 1,202,447	          	1,283,063
                       			-------           	 	-------

ACCRUED SEVERANCE PAY	    311,379	             251,062

LONG TERM DEBT:
net of current maturities	15,376		            	23,312

Minority Interest			      53,983 		            0
                  	    			-------  			         -------
  Total liabilities      	1,583,185          		1,557,437
                          --------           		----------

SHAREHOLDERS' EQUITY:
Common Stock            		 60,004		            57,504
Additional paid-in capital 7,742,435		         7,031,626
Capital Reserve		         	372,584
Accumulated deficit       (6,249,552)		       (5,848,812)
Deferred Compensation		   (480,983)	         	(363,300)
                     	   	----------- 	       	-----------
   Total shareholders'
               equity 	   1,444,488           	877,018
                          ----------         		--------
   Total liabilities and
   shareholders' equity	 	3,027,673          		2,434,455
                         	=========            =========

                    MICEL CORP. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF
                           INCOME (LOSS)

                   			6 Months Ended March 31   3 Months Ended March 31
	            		------------------------------- --------------------------

                   			1998	      	  1997	         1998		        1997
                    (Unaudited)    (Unaudited) (Unaudited)   (Unaudited)
                 			-----------   	-----------  ----------   -----------
Sales             			1,526,281	    2,651,030    779,392	     	835,848
Cost Of  Sales			    873,469	      2,009,976    450,308      	521,538
                 		---------   	 ---------      ---------     ---------
Gross Profit   			   652,812      	641,054       329,084	    	314,310
               				----------    ----------     ---------     ---------
Research and Development
Expenses, net	 	    	562,079	      248,153       353,645	    	106,634

Selling	Expenses
(net)		              120,921	      63,081        65,684	      29,049

General and Administrative
Expenses           		534,041	      240,222       310,888	    	136,161
                   		-------      	-------      ---------  	 ---------
    Total operating
    expenses         1,217,041	    551,456      730,217	     	271,844
                 				----------    ---------    ---------    ---------
    Income (loss) From
    Operations    			(564,229)	    89,598	      (401,133)    42,466

Interest and Other
Income	              18,783		      9,791	        5,805       	8,103

Interest and Other
Expense   	         (45,817)	     (41,545)      (35,985)	    (6,404)

Income (Loss) of
Subsidiaries	  	 	   1,941       	(3,704)        16,391	      982

Minority Interest in Losses
of Subsidiaries  		  188,582   	               	160,246
                    	-------   	  ---------	    ---------    ---------
Net Income (Loss) 		 (400,740)    54,140       	(254,676)   	45,147
       	              ======     	======	         ======    	======
Loss per share			    ($0.07)			                 	($0.05)
                   			------- 	  ---------	      --------	   ---------
Shares used in computing
loss per share		     	5,875,380			               5,812,880
                     	----------  ---------	     ---------   ---------

                             MICEL CORP. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED STATEMENTS OF
                                     CASH FLOWS

                                     	  	6 MONTHS  ENDED  MARCH 31
                                       -----------------------------
                 		                          1998            	1997
                         			                 (Unaudited)   	(Unaudited)

Cash Flows From Operating Activities:
Net income                               			 (400,740)	      54,140
Adjustments to reconcile net income (loss)
to net cash used in operating activities:
Depreciation & amortization                  	51,016        	45,021
Amortization of deferred compensation	        95,626
Gain on sale of equipment			                  (10,593)
Minority interest in losses of subsidiaries	  (188,582)
Loss (gain) in affiliated company             (1,941)	       3,704
 Changes in operating assets and liabilities:
   Accounts receivable                       	(257,048)      455,690
   Inventories                               	92,895	        (118,898)
  Accounts payable and accrued liabilities    110,477	       (232,692)
  Advances from customers                    	(195,017)	     26,726

  Accrued severance pay                 	    	 7,648		       6,980
	                                             	---------    	--------
Net cash provided by
operating activities	                        		(696,259)   	240,671
                                              	---------   	---------
CASH FLOWS From Investing Activities:
  Purchase of equipment                       	(190,655)   	(95,294)
  Proceeds from sale of equipment		            10,593
  Investment in affiliated company             (35,000)    	(100,000)
                                               --------    	---------
 Net cash used in investing activities		       (215,062)   	(195,294)

CASH FLOWS From Financing Activities:

Repayment of long term debt                    	(9,563)		   (86,516)
Net Changes in short-term bank
overdraft facilities	                         		5,551	     	(263,544)
Issuance of common stock      	    	            500,000     400,000
Issuance of Subsidiary Shares
to Minority					                                615,149
                                               	---------  	--------
  Net cash provided (used in) by financing
  activities  				                             	1,111,137	  49,940

  Increase (decrease) In Cash and Cash
  Equivalents                                  	199,816	    95,317

CASH AND CASH EQUIVALENTS,
Beginning of Period                             491,000    	81,089
                                                --------   	---------
CASH AND CASH EQUIVALENTS, end
of period                                     		690,816     176,406
                                               	=======     =======
Supplemental Cash Flow Information:
Interest Paid:                                		31,119		    22,791

  MICEL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN
       SHAREHOLDERS' EQUITY FOR THE SIX MONTHS ENDED MARCH 31, 1998

           			Common          	Additional Paid  Accumulated Deferred	  	Total
           			Stock No. Value  in Capital and   Deficit 	   Compensation
		          		of Shares		      capital reserve
           		---------- -----  ---------------  ------------ ----------- -----
Balance,
September
30, 1997  		 5,750,380 	57,504	7,031,626	      (5,848,812)   (363,300)		877,018

Issuance of Common Stock
(Net of issuance expenses)
in a private
placement		  250,000	   2,500  497,500	           -		              -		 	500,000

Capital Reserves resulting form
Issuance of subsidiary shares to a
third party			-	          	-	  372,584            -		              - 			372,584

Deferred Compensation			       213,309			                     (213,309)

Amortization of Deferred
Compensation	                                      								    95,626	   95,626

Net Income  	                     	    	      (400,470)	           -		 (400,470)

         		------- -----  	--------------     ------------   ------------------
Balance, March
31, 1998 6,000,380 60,004  8,115,019	         (6,249,282)   (480,983)		1,444,758





                   MICEL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL
                      STATEMENTS (UNAUDITED)

1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     The condensed consolidated balance sheet at March 31, 1998, the consolidated statements of Income (loss) for the six and three months ended March 31, 1998 and 1997, and the consolidated statements of cash flows for the six months ended March 31, 1998 and 1997, have been prepared by the Company, and are unaudited.

     Reference should be made to the notes to the Company's September 30,1997 consolidated financial statements for additional details of the company's consolidated financial condition, results of operations and cash flows. The details in those notes have not changed except as a result of normal transactions in the interim. All adjustments (of normal recurring nature) which are, in the opinion of management, necessary to a fair presentation of the results of the interim period have been included.

2.   Common Stock
     During the first and second quarter of 1998, the company raised $500,000 in a private placement of Common Stock at $2.00 per share.

3.   Micel's Subsidiaries:

a.   Microkim
     Founded in 1972, by M/A Comm, Microkim is dedicated to providing advanced products for a broad range of military and commercial applications. The company is a leading supplier of portable field testers and simulators, RF and microwave systems, sub-systems and components for application in Communication, Electronic warfare, Radar, Test Equipment, Simulators/Testers.


b.   RadioTel
     RadioTel Ltd., located in Israel, was established to develop managed wireless SDH transmission network.
     Through the use of novel techniques and state of the art technologies the Company's mission is to extend wideband wireline/fiber services into the wireless domain. These wireless networks are used to extend the existing and future infrastructure while at the same time supplying full transparency of all protocols (i.e. ATM, IP, SDH) with the same reliability and uninterrupted service of wireline services.

     On March 31, 1998, RadioTel supplied an ISDN (Integrated Service Digital Network) Multi-Link, for technology evaluation, to MadenTech Consulting Engineering Inc.

     The financial statements of RadioTel are consolidated into the Company's financial statements.

                                                                              8
     Since September 30 ,1997, Clal Venture Capital Fund Limited
     Partnership invested $619,580 of its total investment commitments which amounts to $1,000,000.
     As a result of these investments Micel's share in RadioTel was diluted to 76.46% and a capital reserve of $372,584 was created as a result.

     On April 1, 1998, the company signed a share purchase agreement with H.B. Radio Investment Limited Partnership (HB), under which HB would invest over time $750,000 into RadioTel and would receive 11.11% of RadioTel issued share capital, on a fully diluted basis. HB has an option to invest additional $250,000 for which it would receive 3.57% of RadioTel issued share capital, on a fully diluted basis.
     The option expires on May 31, 1998. In the event HB exercises its option HB will hold 14.28% of RadioTel issued share capital, on a fully diluted basis.



c.   MICEL Wireless Corp.

     MICEL Wireless Corp., a Florida corporation and a joint venture between the Company and Export Business & Services, Inc.("EBS"), is an international telecommunications company engaged in the sourcing, marketing and sales of wireless telephone terminals and other related products. MICEL Wireless currently represents certain manufacturing companies and telecom agencies as a purchasing agent and sales representative.

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

     The Company owns 50% of MICEL Wireless. Refer to the
     Company's Form 10-KSB for the period ended September 30, 1997 for additional details.
     The Company is committed to provide to Micel Wireless a working capital loan in the amount of $150,000. As of March 31, 1998 the outstanding loan to Micel Wireless is $135,000. The working capital loan shall bear interest at 12% per annum, payable annually. The loan will become due after 12 months from the date of the loan or when otherwise mutually agreed upon by the Company and EBS. At a time and terms to be mutually agreed upon among the Company, EBS and MICEL Wireless, the working capital loan may be converted into nonvoting preferred stock of MICEL Wireless.

     Micel Wireless commenced activities in the first quarter of Fiscal 1997. The Company applies the equity method of accounting for its investments in Micel Wireless.

4.   Legal Proceedings

     In July 1994, the Company commenced a civil action in Israel in the approximate amount of $3,000,000 against M/A Com and Hillel
     Weinstein for false representations made by M/A Com and Dr. Weinstein in connection with the purchase of Microkim Ltd. from M/A Com and for subsequent damages resulting from such misrepresentations. Dr. Weinstein is no longer a defendant or counter claimant in this action as a result of an agreement reached on May 27, 1996.
     On March 30, 1997, the judge granted M/A Com's motion for the cancellation of the company's request for "out of boundaries" jurisdiction.
     On July 23, 1997, the company resubmitted the request and it was granted.
     In November 1997, the complaint and accompanying papers were again served on M/A Com.
     During the second quarter of 1998, M/A Com filed a motion to cancel the "out of boundaries" Jurisdiction service and requested to take the deposition of a former officer of the company. The motion has been fixed for hearing on July 5, 1998.

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

Transactions and balances in currencies other than the dollar are translated into dollars in accordance with the principles set forth in statement No.
52 of the Financial Accounting Standards Board. All transactions gains and losses from remeasurement of monetary balance sheet items denominated in non-dollar currencies are reflected in the statements of operations as financial income or expenses, as appropriate.

FINANCIAL CONDITION:

In the six months of Fiscal 1998 the company raised $500,000 through the issuance of 250,000 shares of common stock in a private placement at $2.00 per share.

The company's operations in the first six months of the fiscal year ending on September 30, 1998 ('Fiscal 1998') have been financed principally from revenues from sales, research and development grants, by a private placement of shares of common stock and by a private placement in RadioTel.

The total amount of outstanding loans, credit facilities and guarantees from banks is approximately $388,000 and is secured by liens on certain of Microkim's property and equipment, share capital and insurance rights, and by a secured interest in all of Microkim's assets. This amount includes approximately $32,165 of long term borrowings from Israel Industrial Development Bank Ltd., to be repaid between 1997 and 2000. This also includes approximately $343,000 of performance guarantees pursuant to contracts with customers.

In the six months ended March 31, 1998 net cash equivalents increased by $199,816 as a result of $1,115,149 proceeds from issuance of common stock (including issuance of common stock of consolidated company to a third party), $5551 from bank overdraft facilities and proceeds from sale of equipment of $10,593, offset by the repayment of long term liabilities of $9563, purchases of fixed assets of $190,655, a loan to an affiliated company of $35,000 and in operating activities $696,259.

The company is committed to fund RadioTel in the amount of $735,000 through October 30, 1998. In the event that additional funding is not provided to RadioTel, Micel's ownership in RadioTel may be diluted.

                                                                           11
RESULTS OF OPERATIONS

Six months ended March 31, 1998 compared to the Six months ended
March 31, 1997.

Sales in the six months ended March 31, 1998 were $1,526,281 as compared with $2,651,030 in the six months ended March 31, 1997. The decrease in sales compared to the 1997 period resulted from the completion of a certain project in the first quarter of fiscal 1997 representing sales of $1,189,000. Cost of sales in the six months ended March 31, 1998 was 57.23% of sales or $873,469 as compared with 75.8% or $2,009,976 in the same period in 1997.

Research and development expenses (net) increased to $562,079 or 37% of sales in the six months ended March 31, 1998 from $248,153 or 9% of sales in the same period in 1997. The increase was caused by new research and development activities performed by RadioTel.

Selling expenses in the six months ended March 31, 1998 were $120,921 or 7.91% of sales compared to $63,081 or 2.37% of sales in the same period in 1997. The increase was mainly due to the increase in operations of RadioTel.

General and administrative expenses increased to $534,041 or 35% of sales in the six months ended March 31, 1998 from $240,222 or 9.0% of sales in the same period in 1997. The increase was mainly due to the increase in operations of RadioTel.

Financial expenses in the six months ended March 31, 1998 were $45,817 or 3% of sales compared with $41,545 or 1.57% of sales in the same period in 1997.

Minority share in RadioTel losses amounted to $188,582 (see also note 3b above).

Company's share in profit of its 50% held affiliate, Micel Wireless, for the first six months of fiscal year 1998, were $1,941 compared with a loss of $3,704 in the first half of 1997.

In the six months ended March 31, 1998, the company reported a loss of $400,470. In the same period in 1997, the Company had profit of $54,140. The loss is attributable mainly to the operations of RadioTel.

The inventories at March 31, 1998, consisted of $448,086 raw materials and $354,011 work in process as compared to $450,518 raw materials and $444,474 work in process at September 30, 1997.

The company is committed to pay royalties to the office of the Chief
Scientist of the State of Israel ("OCS") in respect to products under development for which the OCS participated by way of grant. The royalty is computed at the rate of 2%-3% of proceeds from sales of such products up to the amount of such grant.

Royalties were paid during the first six months of fiscal 1998, in the amount of $15,709.

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


                                   MICEL CORP.

                                   Registrant



Date: May 14th, 1998          By:  /s/ Ron Levy
                                      -------------------------------
                                        President and
                                        Chief Executive and Financial Officer