Form 10-Q
period 1998-06-30
MICEL CORP
filed 1998-08-12
CIK 874788

FORM  10-QSB
                          SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON,  D. C. 20549

                    Quarterly Report Under to Section 13 or 15(d)
                        of the Securities Exchange Act of 1934

For Quarter Ended:                                June 30, 1998

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

         YES  X                      NO
              -                            -
Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                Common Stock,  Par Value  $.01               6,000,380
                ------------------------------------------------------
                (Title of each Class)   (Outstanding at June 30, 1998)

                                                                               2
                    MICEL CORP. AND SUBSIDIARIES CONSOLIDATED REPORT

                                  TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
		PAGE

Item 1. Consolidated Financial Statements: Condensed
          	Consolidated Balance Sheets as of June 30,
          	1998 (Unaudited) and September 30, 1997.             	    		3

         	Condensed Consolidated Statements of Income (loss)
          for the nine and three months ended June 30, 1998
         	and 1997 (Unaudited).                                 	 			  4

         	Condensed Consolidated Statements of Cash Flows
         	for the nine months ended June 30, 1998 and
         	1997 (Unaudited).                                         			5

         	Condensed Consolidated Statements of Changes in
         	Shareholders' Equity.                                   			 	6

         	Notes to Condensed Consolidated Financial Statements   		  7-8

Item 2. Management's Discussion and Analysis of Financial
       	Conditions and Results of Operations                  			    9-12

PART II - OTHER  INFORMATION                                    	   	13

Signatures                                                           13

Exhibit  27 	                                                  			  	14

<PAGE

                                                                               3
MICEL CORP. AND SUBSIDIARIES
PART I  - FINANCIAL INFORMATION
MICEL CORP. AND SUBSIDIARIES
---------------------------------------
CONDENSED CONSOLIDATED BALANCE SHEETS

                                 					June 30 	        September 30
                                     	1998           		1997
            	                         (UNAUDITED)     	(AUDITED)
             	             	     	   ---------------- 	-----------------
          ASSETS
         ----------
CURRENT ASSETS
Cash and cash equivalents		           $ 814,828         $ 491,000
Accounts receivable                  	852,290  	      	 521,332
Inventories         	              	  846,943		         894,992
                                      ---------      		 ----------
         Total current assets         2,514,061    	   	1,907,324
                                  	  	----------    	  	---------
Investment in
Affiliated Company                  		150,980         		119,745

Deposits With Insurance
Companies and
Pension Funds                      			366,890	         	196,988
PLANT AND
EQUIPMENT (net)                    	 	575,650      		   210,398
                                  			 --------        	 --------
Total assets        			               3,607,581	       	2,434,455
                                      =========   		    =========

LIABILITIES AND SHAREHOLDERS EQUITY
------------------------------------

CURRENT LIABILITIES:
Accounts payable and
accrued liabilities 		               	1,093,376	       	933,188
Bank Overdraft Facilities	     	      94,394     		     7,621
Current maturities of long
term debt  	      			                 16,006			         18,416
Advances from customers             		110,411		         323,838
         					                        -------           --------
Total current liabilities             1,314,187       		1,283,063
                                  		 	--------      	 	 --------

ACCRUED SEVERANCE PAY	                429,431		         251,062

LONG TERM DEBT:
net of current maturities		           11,478			         23,312

Minority Interest			                  326,828			        0
                              	    			-------  	      		-------
           Total liabilities          2,081,924      		 1,557,437
                                   	 	--------     		   ----------

SHAREHOLDERS' EQUITY:
Common Stock             		           60,004			         57,504
Additional paid-in capital	        	  7,766,371       		7,031,626
Capital Reserve			                    710,907
Accumulated deficit       		          (6,550,177)		    (5,848,812)
Deferred Compensation		               (461,448)		      (363,300)
                     	      		        ----------- 	   	-----------
       Total shareholders' equity    	1,525,657        	877,018
                                   			----------       	--------
       Total liabilities and
       shareholders' equity		         3,607,581      	 	2,434,455
                                      =========        	=========

                    MICEL CORP. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF
                           INCOME (LOSS)

                    				9 Months Ended June 30   3 Months Ended June 30
	            		         ----------------------   ----------------------
                    			 1998	      	 1997	       1998        		1997
                        (Unaudited)  (Unaudited) (Unaudited)   (Unaudited)
                     			-----------  ----------- -----------   -----------
Sales             			   2,070,208	   3,223,000    543,927	      571,970
Cost Of  Sales		       	1,348,339	   2,372,093    474,870       362,117
                      		---------  	 ---------    -------       --------
Gross Profit         			721,869	     850,907      69,057 	      209,853
                    				---------    ---------    --------      --------
Research and Development
Expenses, net	 		       863,712	     376,997      301,633       128,844

Selling	Expenses (net)		163,514	     94,495       42,593 	      31,414

General and Administrative
Expenses              		710,880	     347,761      176,839	      107,539
                      		-------     	-------      -------       -------
 Total operating
 expenses               1,738,106	   819,253      521,065	      267,797
                    				---------   	-------      --------      --------
    Income (loss) From
    Operations  			     (1,016,237)	 31,654       (452,008)     (57,944)

Interest and Other
Income	                 19,590		     32,663	       807          22,872

Interest and Other
Expense   	             (50,136)	    (39,039)      (4,319)	     2,506

Income (Loss) of
Subsidiaries	  	 	      (3,765)		    23,364        (5,706)      27,068

Minority Interest in Losses
of Subsidiaries  		     349,183                    160,601
                      		-------- 	  ---------      --------    ---------
Net Income (Loss)     		(701,365)	  48,642         (300,625)    5,498
                       	======      ======         ======       ======
Loss per share			       ($0.12)		   $0.01	         ($0.05)    	    -
                      		-------     ---------	     ---------    ---------
Shares used in computing
loss per share		       	5,945,801	  5,526,087	     6,000,380    5,585,133
                       	---------	  ---------	     ---------    ---------

                             MICEL CORP. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED STATEMENTS OF
                                     CASH FLOWS

                                            	  	9 MONTHS  ENDED  JUNE 30
                                             -------------------------------
              		                              1998          	1997
                      			                     (Unaudited)   	(Unaudited)

Cash Flows From Operating Activities:
Net income (loss)                           		(701,365)	      48,642
Adjustments to reconcile net income (loss)
to net cash used in operating activities:
Depreciation & amortization                  	73,230         	65,644
Amortization of deferred compensation	        139,097
Gain on sale of equipment			                  (10,593)
Minority interest in losses of subsidiaries	  (349,183)
Loss (gain) in affiliated company             3,765		         (23,364)
 Changes in operating assets and liabilities:
   Accounts receivable                       	(330,958)	      674,617
   Inventories                               	48,049	         (212,624)
  Accounts payable and accrued liabilities    160,188	        (400,301)
  Advances from customers                    	(213,427)	      43,976
  Accrued severance pay                 		    8,467		         8,626
                                              ---------      	--------
Net cash provided by (used in)
operating activities			                       (1,172,730)    	205,216
                                              ---------      	---------
CASH FLOWS From Investing Activities:
  Purchase of equipment                       (438,482)      	(79,730)
  Proceeds from sale of equipment		10,593
  Investment in affiliated company            (35,000)        (100,000)
                                              ---------       	---------
 Net cash used in investing activities		      (462,889)	      (179,730)

CASH FLOWS From Financing Activities:

Repayment of long term debt                   (14,244)        (105,208)
Net Changes in short-term bank
overdraft facilities	                       		86,773	         (202,776)
Issuance of common stock      	    	          500,000	        420,000
Issuance of subsidiary shares to minority	    1,211,918	       -
Receipt on account of shares of minority     	175,000      	   -
                                             	---------       	--------
  Net cash provided (used in) by financing
  activities  			                           		1,959,447       	112,016

  Increase In Cash and Cash
  Equivalents                                 323,828	         137,502

CASH AND CASH EQUIVALENTS,
Beginning of Period                           491,000        	 81,089
                                              --------        	---------
CASH AND CASH EQUIVALENTS, end
of period                                   		814,828         	 218,591
                                             	=======           =======

  MICEL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS' EQUITY FOR THE NINE MONTHS ENDED JUNE 30, 1998


          			Common           Additional Paid  Accumulated Deferred	  	Total
          			Stock No. Value  in Capital and   Deficit 	   Compensation
			          of Shares		      capital reserve
             ---------	-----  ---------------  ------------ ----------- -----
Balance,
September 30,
1997 		      5,750,380 57,504	 7,031,626      (5,848,812)  (363,300) 	 877,018

Issuance of Common Stock
(Net of issuance expenses)
in a private
placement		  250,000	  2,500	  497,500	         -		          -			      500,000

Capital Reserves resulting form
Issuance of subsidiary shares to a
third party			-		       -	     710,907	         -       	    -			      710,907

Deferred Compensation     	    237,245			                   (237,245)

Amortization of Deferred
Compensation                                   										    139,097		 139,097

 	            	                     	    	     (701,365)	    -			      (701,365)
           		------- 	----- 	-------------     ----------     -------  ---------
Balance, June
30, 1998   	6,000,380 60,004  8,477,278   	    (6,550,177)  (461,448) 	1,525,657


                   MICEL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL
                      STATEMENTS (UNAUDITED)

1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     The condensed consolidated balance sheet at June 30, 1998, the consolidated statements of Income (loss) for the nine and three months ended June 30, 1998 and 1997, and the consolidated statements of cash flows for the nine months ended June 30, 1998 and 1997, have been prepared by the Company, and are unaudited.

     Reference should be made to the notes to the Company's September
     30,1997 audited consolidated financial statements for additional details of the company's consolidated financial condition, results of operations and cash flows. The details in those notes have not changed except as a result of normal transactions in the interim. All adjustments (of normal recurring nature) which are, in the opinion of management, necessary to a fair presentation of the results of the interim period have been included.

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

                                                8
Since September 30, 1997, Clal Venture Capital Fund Limited Partnership (Clal), H.B. Radio Investment Limited Partnership (HB), and ComSor Investment Fund
LDS (ComSor) agreed to purchase 95,000, 95,000 and 125,000 shares respectively, at a purchase price of $10 per share- total investment of $ 3,150,000. To date $ 2,275,000 were received.
In the event that all the shares are purchased and paid for, Clal, HB and ComSor will own 11.69%, 11.69% and, 15.38% respectively, and the company will own 41.23%, of RadioTel Ltd.

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

     The Company owns 50% of MICEL Wireless (refer to the
     Company's Form 10-KSB for the period ended September 30, 1997 for additional details).

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

FINANCIAL CONDITION:

In the nine months of Fiscal 1998 the company raised $500,000 through the issuance of 250,000 shares of common stock in a private placement at $2.00 per share.

The company's operations in the nine months of the fiscal year ending on September 30, 1998 ('Fiscal 1998') have been financed principally from revenues from sales, research and development grants, by a private placement of shares of common stock and by a private placement in RadioTel.

The total amount of outstanding loans, credit facilities and guarantees from banks is approximately $206,000 and is secured by liens on certain of Microkim's property and equipment, share capital and insurance rights, and by a secured interest in all of Microkim's assets. This amount includes approximately $27,484 of long term borrowings from Israel Industrial Development Bank Ltd., to be repaid between 1998 and 2000. This also includes approximately $84,000 of performance guarantees pursuant to contracts with customers.

In the nine months ended June 30, 1998 net cash equivalents increased by $323,828 as a result of $1,886,918 proceeds from issuance of common stock (including issuance of common stock of consolidated company to third parties, and receipt on account of shares of minority), $86,773 from bank overdraft facilities and proceeds from sale of equipment of $10,593, offset by the repayment of long term liabilities of $14,244, purchases of fixed assets of $438,482, a loan to an affiliated company of $35,000 and used in operating activities of $1,172,730.

The company is committed to fund RadioTel in the amount of $708,575 through October 30, 1998. In the event that additional funding is not provided to RadioTel, Micel's ownership in RadioTel may be diluted.

RESULTS OF OPERATIONS

Nine months ended June 30, 1998 compared to the Nine months ended
March 31, 1997.

Sales in the nine months ended June 30, 1998 were $2,070,208 as compared with $3,223,000 in the nine months ended March 31, 1997. The decrease in sales compared to the 1997 period resulted from the completion of a certain project in the first quarter of fiscal 1997 representing sales of $1,189,000. Cost of sales in the nine months ended June 30, 1998 was 65.13% of sales or $1,348,339 as compared with 73.6% or $2,372,093 in the same period in 1997.

Research and development expenses (net) increased to $863,712 or 42% of sales in the nine months ended June 30, 1998 from $376,997 or 12% of sales in the same period in 1997. The increase was caused by new research and development activities performed by RadioTel.

Selling expenses in the nine months ended June 30, 1998 were $163,514 or 7.90% of sales compared to $94,495 or 2.90% of sales in the same period in 1997. The increase was mainly due to the increase in operations of RadioTel.

General and administrative expenses increased to $710,880 or 34% of sales in the nine months ended June 30, 1998 from $347,761 or 11.0% of sales in the same period in 1997. The increase was mainly due to the increase in operations of RadioTel.

Financial expenses in the nine months ended June 30, 1998 were $50,136 or 2.4% of sales compared with $39,039 or 1.2% of sales in the same period in 1997.

Minority share in RadioTel losses amounted to $349,183 (see also note 3b above).

Company's share in the loss of its 50% held affiliate, Micel Wireless, for the nine months of fiscal year 1998, were $3,765 compared with a profit of $23,364 in the nine months of 1997.

In the nine months ended June 30, 1998, the company reported a loss of $701,365. In the same period in 1997, the Company had profit of $48,642. The loss is attributable mainly to the operations of RadioTel.

The inventories at June 30, 1998, consisted of $469,306 raw materials and $377,637 work in process as compared to $450,518 raw materials and $444,474 work in process at September 30, 1997.

The company is committed to pay royalties to the office of the Chief
Scientist of the State of Israel ("OCS") in respect to products under development for which the OCS participated by way of grant. The royalty is computed at the rate of 2%-3% of proceeds from sales of such products up to the amount of such grant.

Royalties were paid during the first nine months of fiscal 1998, in the amount of $15,709.

                             MICEL CORP. AND SUBSIDIARIES

                             PART II - OTHER INFORMATION

Item 1.   Legal Proceeding
          Reference is made to Form 10-KSB for the year ended
          September 30, 1997, and to Form 10-QSB for the period ended March 31, 1998.

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


                                   MICEL CORP.

                                   Registrant

Date: August 12th, 1998          By:  /s/ Ron Levy
                                      -------------------------------
                                        President and
                                        Chief Executive and Financial Officer