Form 10KSB
period 1998-09-30
MICEL CORP
filed 1999-01-12
CIK 874788

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-KSB

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year ended
September 30, 1998              	Commission File No. 1-11020
MICEL CORP.

(Exact name of registrant as specified in its charter)

NEW YORK	11-2882297
(State or other jurisdiction of	 (I.R.S. Employer Identification No.)
incorporation or organization)

                                 445 Central Avenue, Cedarhurst, NY  11516
                                 (Address of principal executive offices)
                                 (Zip Code)

                              			Registrant's telephone number,
                             				including area code:   (516) 569-0606

                   Securities registered pursuant to Section 12(b) of the Act:

                                           									Name of each exchange
Title of each class							                          on which registered
      None								                                          None

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

Registrant's revenues for fiscal year ended September 30, 1998 was $2,740,476.

The aggregate market value of voting stock held by non-affiliates of the registrant is $9,449,692 as of December 31, 1998.

The number of shares outstanding of the registrant's Common Stock as of December 31, 1998 is:

		Class					                            Outstanding at December 31, 1998
	Common Stock, $.01 par value				                    6.100.380



Part 1

Item 1.  Business
  The Company, through its various subsidiaries, is engaged in the development, manufacture and sale of radio frequency (RF) microwave components and custom made integrated assemblies for commercial and military applications. These wireless applications include radio communications, electronic warfare (EW) and radar.

Other applications that the Company are developing are microwave products for the commercial telecommunications field, such as radios for rural telecommunications and point to point communications. The Company possesses the product and technology base necessary for the production of certain microwave components and complete subsystems.

The Company's corporate strategy has been to create a series of separate operating divisions or partially owned subsidiaries to support the manufacture, marketing/sales, and distribution of specific commercial technologies.

RadioTel, Ltd., located in Israel, was established to develop managed wireless SDH (Synchronous Digital Hierarchy) transmission networks. Through the use of novel techniques and state of the art technologies, the Company hopes to extend wideband wireline/fiber services into the wireless domain. These wireless networks are used to extend the existing and future infrastructure while at the same time supplying full transparency of all protocols (i.e.) ATM (Asynchronous Transfer Mode), IP (Internet Protocol), and SDH) with the same reliability and uninterrupted service of wireline services.

On March 31,1998, RadioTel supplied an ISDN (Integrated Service Digital Network) Multi-Link, for technology evaluation, to MadenTech Consulting Engineering Inc. Upon the completion of the project, a continuation order is expected. The financial statements of RadioTel are consolidated into the Company's financial statements.

Since September 30, 1997, Clal Venture Capital Fund Limited Partnership (Clal), H.B. Radio Investment Limited Partnership (HB), and ComSor Investment Fund LDS (ComSor) purchased 95,000, 95,000 and 125,000 shares of RadioTel Ltd. Preferred Stock, respectively, at a purchase price of $10 per share for a total investment of $ 3,150,000. As a result, as of the date hereof, Clal, HB and ComSor own 11.69%, 11.69% and 15.38% respectively, and the Company owns 41.23%, of RadioTel Ltd. The reminder of 20% was reserved to be issued to employees and consultants of RadioTel Ltd. Of such 20%, Tuvia Barak, a consultant, and Rony Levy, President, each received options to purchase 6% of RadioTel. In addition, the Company granted an option to holders of 437,500 shares of the Company's Common Stock which were purchased in a private placement in fiscal 1997 and in fiscal 1998 at $2.00 per share, the right to convert these shares, until December 29, 1999, into shares of RadioTel at the rate of five shares of the Company for one share of RadioTel.

Microkim, Ltd., a wholly-owned subsidiary located in Israel, acts as the Company's manufacturing, research and development arm, in addition to developing innovative technologies for commercial use by the other operating divisions. Microkim has commercialized specialized RF and microwave products for telecommunication applications, electronic warfare systems and radar systems.

Micel Wireless Corp., ("Micel Wireless") a joint venture between the Company and Export Business & Services, Inc. ("EBS"), is an international telecommunications company engaged in the sourcing, marketing and sales of wireless telephone terminals and other related products. Micel Wireless has represented certain manufacturing companies and telecom agencies as purchasing agents and sales representatives.

Micel Wireless designs, manufactures and sells fixed cellular terminals for Wireless Local Loop "WLL" applications in developing countries. The Company capitalizes on the technical capabilities of RadioTel, the existing knowledge of the cellular and wireless local loop markets and a network of distribution channels. Micel Wireless' initial focus has been in Latin America, where Micel Wireless expects to take immediate advantage of existing WLL opportunities.
A majority of its sales have been made in Latin and South America.


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

I. Commercial Products

     The following are the Company's products for the commercial communications market.

   PCS Antenna.

	Passive PCS Antenna

Microkim had developed a low cost antenna for PCS application that requires easy installation of point to point communication in hard environmental conditions. The high performance of the antenna enables an improvement of the base station range.

	Active PCS Antenna

For PCS applications that demand a relatively long RF cable between the Antenna and the subscriber unit, Microkim has developed an Active PCS Antenna for system performance upgrading and system price reduction. This Antenna improves the overall performance by placing the Low Noise Amplifier (LNA) inside the Antenna (improving significantly the Noise Figure of the system) and also placing the Power Amplifier (PA) inside the Antenna (overcoming the loss of the cable).
By using this Antenna, the coverage range can be greatly extended.
The only link between the Antenna and the Subscriber unit is by the RF cable that carries the RF signals, the control signal and the DC power.

VXI Switch Matrix. State-of-the-art RF switch matrix allows for the automation and computer supervision of testing in the manufacturing process of RF products
- primarily wireless products. This product is targeted to the large volume wireless product manufacturers including:

1. Wireless LANs (local area networks)
2. Cellular phones
3. GPS (Global positioning system) products
4. DBS, cellular, and data communication products
5. PCS (Personal Communication Service)

II.Military Products

     The products for the military market include:

Radar Signal Simulator. The Company manufactures, markets and sells a portable microwave Radar Signal Simulator RSS 2000 ("RSS") used for testing an airplane's electronic warfare system's ability to detect the presence of threat
radar by simulating the electronic signals emanating from such radar.   The RSS
is portable, weighing approximately 25 pounds and is light enough to be carried by one person. The RSS operates from a rechargeable battery or from a 115 Volt/400 Hz external electrical source. It contains several microwave frequency sources, switches, amplifiers, and other components as well as a microprocessor and logic circuits which are programmed to control the unit.
It contains an optional remote control which enables the RSS to be operated by one person from the cockpit of an airplane and operates independently from the aircraft electronic system.
Several different simulated radar threats can be programmed into the RSS unit that can simulate two radar threats simultaneously. During the fiscal year ended September 30,1998 ("Fiscal 1998") the Company sold seventeen units to three customers. The sales price for the RSS may vary depending on a
variety of factors including volume and market conditions.   The Company
currently has permission from the Ministry of Defense of Israel to sell this product to certain foreign countries.
The Company expects to continue sales of the RSS at the rate of eight to twelve units per year

     RSS-4000.   The Company entered into a Memorandum of Understanding on
August 11, 1993 with Advanced Systems Development ("ASD"), a subsidiary of Comptek , located in East Elmhurst, New York, to develop and market the next generation of RSS. The new simulator was designed to enable the user to select specific desired frequencies under computer program control.
The RSS 2000, currently being offered for sale by the Company, includes fixed frequency sources whose frequencies are tuned at the factory level. The feature of user-selected frequencies will expand the range of applications of the radar simulator. The system was designed to cover all frequency bands from 0.5 to 18 GHz. Development continued in Fiscal 1994 through 1996. The Company delivered four units in Fiscal 1997. There were no sales of this product in Fiscal 1998.


     RSS-4000 is designed to be software compatible with a large simulator called "AMES", manufactured by ASD. The Company believes that RSS-4000 addresses the U.S. and European military markets, especially users of state of the art EW equipment. RSS-4000 will enable those customers to simulate multiple emitter scenarios at the flight line and use scenarios developed in the lab on the AMES system.

     Altimeter Tester. The Company has developed under contract a device that can be used to test a helicopter's altimeter on the flight deck without the necessity of removing the altimeter from the helicopter and testing it in a laboratory. In Fiscal 1996 and 1997, the Company sold two and four units, respectively, to a customer. There were no sales of this product in fiscal 1998.

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

       Digital Tuned Oscillator (DTO). The Company has developed a new highly integrated assembly of 2-18GHz Digital Tuned Oscillator. The product is based on the Company's ability to integrate various RF components such as: filters, low-noise amplifiers, VCO's and switches into a highly integrated assembly. The DTO is the main building block for the RSS-4000 and is sold as a stand-alone device. The Company has delivered 25 units during Fiscal 1996, 28 units in Fiscal 1997 and 54 units in Fiscal 1998.

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

The following table sets forth the approximate percentage of sales of the Company's products in Fiscal 1997 and 1998.

PRODUCTS			            PERCENT OF SALES 	      PERCENT OF SALES
                  	        	1997				                  1998

DIGITAL RADIO			             36%				                   0%
RADAR SIGNAL SIMULATOR		     29%				                   38%
FREQUENCY SOURCES		   	      14%                  			  55%
OTHER PRODUCTS			            21%		              	  	   7%
TOTAL					                   100%	                    	100%

     Backlog.   At September 30, 1998 the approximate backlog of orders of the
Company's products and services was approximately $1,000,000. The backlog at September 30, 1997 was approximately $2,450,000. Backlog includes only those customer commitments for which a delivery schedule has been established by the Company and the customer. It is expected that most of the current backlog will be shipped or completed within the ensuing twelve months.
In the Company's experience, its backlog at a given time is not necessarily indicative of prospective revenue for any respective period.

Research and Development

      The Company is engaged in a continuing program of research and development aimed at developing certain new and improved products. Whenever possible, the Company attempts to obtain customer funding to adapt the Company's basic technology to specialized customer requirements.

      In September 1996, Microkim signed an agreement with ArrayComm Inc., a California Corporation located in San Jose, for the development of a family of Subscriber Unit Antennas (SUA) to be part of a Wireless Local Loop (WLL) system developed by ArrayComm. The family of the SUA products will be comprise of four different types of passive and active antennas. Development of these antennas was completed in Fiscal 1997.

      In February 1998, Microkim signed an agreement with Radiotel, for the development of the Out Door Unit (ODU) to be a part of a RF Link that was developed by Radiotel. Development of ODU has been completed in Fiscal 1998.

      In July 1997, Microkim signed an agreement with Micel Wireless for the development of an AMPS Rural Cellular Telephone, which is the main field of interest of Micel Wireless.Development has been completed in Fiscal 1998.
Micel Wireless is expected to provide a distribution channel for Microkim's AMPS Rural Cellular Telephone. In addition, Microkim will seek other suppliers and operators to generate additional AMPS Rural Cellular Telephone sales.

      In December 1996, ArrayComm and Microkim received the approval from the Israel-U.S. Binational Industrial Research and Development Foundation (BIRD) for funding of its joint project. BIRD agreed to fund up to 50% of actual approved expenditures. BIRD will receive a royalty from the sale of products developed under this project up to 150% of the funds received.
The Company received approximately $209,500 from BIRD.

     The development of the RSS and certain commercial microwave components have been partly financed by the Office of the Chief Scientist of the Israeli Ministry of Industry and Trade ("OCS").
A royalty of 2%-3% must be paid from the sales of products developed with grant funds. The royalty repayment is limited by the total grant amounts.

     During Fiscal 1997 and 1998, the Company's gross research and development activities aggregated $759,567 and $1,706,573, respectively, including grants of $355,558 and $185,688, respectively, received from the OCS.

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

     In August 1991, Microkim was granted under the Israeli Law for Encouragement of Capital Investment 1959, the approval to expand its production capabilities and increase its working capital. The approval enables Microkim Ltd. to receive a guarantee from the State of Israel of loans from Israeli
banks up to $1,240,000.   These loans were used to purchase equipment.  As
of September 30, 1998, a balance of approximately $23,004 of long term bank loans has been guaranteed by the State of Israel.

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

     Approximately 58% of the Company's sales during the fiscal year ended September 30, 1998, were made to customers in Israel directly by the Company's
sales staff.   In Fiscal 1998,Elisra and Elta Electronics Industries Ltd.
represented approximately 26% and 13% of total sales, respectively.
In addition, ASDI represented approximately 31% of total sales during Fiscal
1998.

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

     Effective as of January 15, 1993, the Company entered into an agreement with Quest Enterprise, Inc. ("Quest"), a marketing consulting company for military and communication companies, to provide marketing, consulting and other services as reasonably required by the Company for the purpose of securing for the Company research and development contracts, joint development programs, strategic partnerships, business opportunities and production and sales contracts with North American companies and other entities on an exclusive basis in North America. The Company has been paying Quest a fee in the amount of $5,000 per month plus expenses. In addition, in the event that the services provided by Quest to the Company result in a contract being awarded to the Company, Quest will be entitled to a commission in the amount of one percent of the revenues received. In the event that the services provided by Quest result in a joint venture or other equity arrangement between Micel Corp. and the potential partner, Quest will be entitled to a reasonable equity position in such joint venture not to exceed 15% of the equity of the joint venture or a commission. Quest is also entitled to 25% of any royalties received by the Company from parties introduced to the Company by Quest.

	 The Company entered into a consulting agreement with Crossways Consulting Group, Inc. ("Crossways") commencing January 1, 1999, which will replace the agreement with Quest. Crossways will provide marketing, consulting and other services as reasonably required by the Company for the purpose of securing for the Company joint development programs, strategic partnerships, business opportunities and production and sales contracts with North American companies.
The Company will pay Crossways a fee in the amount of $6,000 per month plus expenses. In addition, in the event that the services provided by Crossways to the Company result in sales in North America , Crossways will be entitled to 1.5% of such sales. Crossways will be granted options to purchase 220,000 shares of Common Stock at $2.00 per share until December 31, 2003, exercisable to the extent of 20% thereof each year.
Mr. Tuvia Barak, a principle in Quest is the principal of Crossways.
RadioTel Ltd. also has a consulting agreement with Crossway under which RadioTel pays Crossways a monthly consulting fee of $5,000.


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

Government Regulations

     Many of the component parts of the Company's products are imported from the United States. Accordingly, the Company and/or its suppliers may be required to obtain an export license, preference rating or other government authorization in connection with components purchased in the United States. To date, the Company has not experienced any difficulty in obtaining such authorizations or licenses. In addition, unless the Company obtains prior authorizations from the Office of Export Administration of the Department of Commerce of the United States, the Company will not be allowed to export or reexport to certain restricted countries, directly or indirectly, any of the Company's products containing components imported from the United States.
The Company does not expect that this will be detrimental to the Company's business. In addition, the Company will require the permission of the Ministry of Defense of Israel before the Company could export any military microwave system. There can be no assurance that the Company will be able to obtain such permission on a timely basis or at all. However, the Company has received such permission for the export of the RSS, Altimeter tester and microwave components to certain countries.

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

Employees

     At September 30, 1998, Microkim had a total of 25 employees in Israel including 8 in research and development, 6 in general management, administration and marketing and 11 in production. RadioTel had 17 employees, 3 in general and administrative and 14 in research and development. Management believes that its relations with its employees are satisfactory.

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

     In July 1994, the Company commenced a civil action in Israel in the approximate amount of $3,000,000 against M/A Com and Hillel Weinstein for false representations made by M/A Com and Dr. Weinstein in connection with the purchase of Microkim Ltd. from M/A Com and for subsequent damages
resulting from such misrepresentations.   Dr. Weinstein is no longer a defendant
or counter claimant in this action as a result of the agreement reached on May 27, 1996. M/A Com filed a motion for cancellation of the Companys request for out of boundaries jurisdiction. This motion was granted. Micel reapplied to the court for permission to serve M/A Com extraterritorially, submitting additional affidavits in support of the application. The court rejected the out of boundary jurisdiction and this suit is being discontinued.


Item 3
Properties

     The Company's executive offices consist of approximately 400 square feet located at 445 Central Ave. Cedarhurst, New York. Microkim's executive offices and manufacturing facilities are located in a new light industrial area in the city of Tirat Hacarmel, outscirts of Haifa, Israel. The new location contains approximately 600 square meters at a monthly rental of approximately $8,750 exclusive of utilities. The rent is linked to the Consumer Price Index.
The new lease is for a period of five years.  Microkim has an option to renew
the lease for an additional three years.   RadioTel's executive offices
are located in Givat Shmuel, Israel. The Company believes that its properties are sufficient for its needs at the present time.


Item 4
Submission of Matters to a Vote of Security Holders

     The Company held its annual meeting of shareholders on November 2, 1998. At the meeting, Heather Loren, Ron Levy and Barry Braunstein were each re-elected as directors of the Company for a term of one year or until his/her successor is duly elected and qualified.


Part II

Item 5
MARKET FOR THE COMPANY'S COMMON
EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's securities were listed for trading on the OTC Bulletin Board until May 1998 under the trading symbol MICE. Prior to November 25, 1996, the effective date of the ten-for-one reverse stock split, the shares of Common stock, $.001 par value, were trading under the symbol MICL. The following table sets forth the range of high and low bid prices of the Company's Common Stock for the fiscal quarters of 1997 and 1998. These quotations represent prices between dealers in securities, do not include retail mark-ups, mark-downs or commissions and do not necessarily represent actual transactions.

                                   Fiscal Year Ended		 Fiscal Year Ended
                                   September 30,1997		 September 30, 1998
                                   High Bid  Low Bid	  High Bid   Low Bid

COMMON STOCK (MICE)
First Quarter		                    3             3      		3	         2
Second Quarter		                   3             3			     2.50	      .50
Third Quarter		                    4             3			     .50	       .50
Fourth Quarter		                   3             2

_______________________

On December 31, 1998, the closing bid price of the Common Stock on OTC Bulletin Board was $2.00.

     The Company has not paid a dividend on its shares of common stock and does not anticipate paying cash dividends in the foreseeable future.

Item 6
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
     All of the Company's operations in Fiscal 1998 were conducted through its Israeli subsidiaries, Microkim and RadioTel. Microkim and RadioTel maintains their financial records in United States Dollars. Transactions and balances originally denominated in dollars are presented at their original amounts. Transactions and balances in currencies other than the dollar are remeasured into dollars in accordance with the principles set forth in Statement No. 52 of the Financial Accounting Standards Board.

     Fluctuations in the rate of exchange between the dollar and such other currencies result in the recognition of financial income or loss. The Company manages its Israeli operations with the object of protecting against material net financial loss in U.S. dollar terms from the impact of Israeli inflation and currency devaluation on its non-U.S. dollar assets and liabilities. In the twelve month period ended September 30, 1998 ("Fiscal 1998"), the Israeli Consumer Price Index ("ICPI") increased by 4.66%, as compared with a 9.95% aggregated devaluation of the shekel against the U.S. dollar. There can be no assurance that the Government of Israel will devalue the shekel from time to time to offset the effects of inflation in Israel. See Note 2 of the Notes to the Consolidated Financial Statements.

     In computing taxable income, the Company's Israeli subsidiary is entitled under Israeli income tax rules to certain deductions designed to avoid taxation of inflationary gains measured in Israeli currency. If these laws or governmental programs were modified or terminated as they apply to the Company, there could be an adverse effect on the results of operations of the Company.

Financial Condition:

        The Company's operations in Fiscal 1998 have been financed principally by revenues from operations, proceeds from the sale of Common Stock in a private placement and research and development grants.

In Fiscal 1998, the Company issued 150,000 shares of common stock at $2.00 per share and raised $400,000 in a private placement. A substantial portion of these funds was used to fund the Company's financial commitment to RadioTel which aggregated $1,749,970 through October 30, 1998.

        The total amount of outstanding loans, credit facilities and guarantees from banks at September 30, 1998 were approximately $351,360 and is secured by liens on certain of Microkim's property and equipment, share capital and insurance rights, and by a secured interest in all of Microkim's assets. This amount includes approximately $23,004 of long term borrowings from Israel Industrial Development Bank Ltd. to be repaid between 1998 and 2000. This also includes approximately $98,640 of performance guarantees pursuant to contracts with customers. The Company had approximately $87,770 unused lines of credit.

         The Company is committed to pay royalties to the Office of the Chief Scientist of the State of Israel ("OCS") in respect to products under development for which the OCS participated by way of grant. The royalty is computed at the rate of 2%-5% of proceeds from sales of such products up to the amount of such grant (approximately $1,113,738 as of September 30, 1998). Royalties paid during Fiscal 1998 amounted to approximately $23,223.

     In the year ended September 30, 1998, net cash and cash equivalents increased by $937,604 as a result of $2,496,548 issuance of subsidiary shares, $400,000 from receipts on account of shares, $300,000 from issuance of common stock and $222,098 from short-term bank credit. This was offset by $1,834,549 from operating activities, $590,230 purchase of equipment, $50,000 investment in affiliated company, $18,724 repayment of long term debt .

     As of September 30, 1998, $229,719 of short term bank credits were denominated in New Israeli Shekels and $77,425 of cash and cash equivalents are denominated in New Israeli Shekels.

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


Results of Operations
 Year ended September 30, 1998 compared to the year ended September 30, 1997.

     Sales in the Fiscal year ended September 30, 1998 ("Fiscal 1998") were $2,740,476 as compared with $3,720,760 in the year ended September 30, 1997 ("Fiscal 1997").The decrease in sales compared to Fiscal 1997, resulted from the completion of a certain project in 1997 representing sales of $1,189,000 and no follow up sales of radios developed in this project took place in Fiscal 1998.


     Cost of sales in Fiscal 1998 was 58% of sales or $1,595,035, as compared with 72% or $2,688,709 in the same period in 1997. In Fiscal 1998, cost of materials was approximately 36% of sales compared to approximately 46% of sales in Fiscal 1997, subcontractor expenses were approximately 2% of sales in Fiscal 1998 compared to approximately 1% of sales in Fiscal 1997, salaries were approximately 21% of sales in Fiscal 1998 compared to approximately
16% in Fiscal 1997 and other expenses and depreciation were approximately
1% of sales in Fiscal 1998 compared to  approximately 4% of sales in Fiscal
1997.

     Research and Development expenses net of government subsidies increased from $404,009 or 11% of sales in Fiscal 1997 to $1,520,885 or 55% of sales in Fiscal 1998. The increase was caused primarily by an increase in the scale of the Company's research and development activities by RadioTel.

     Selling and Marketing expenses increased from $118,206 or 3% of sales in Fiscal 1997 to $218,525 or 8% of sales in Fiscal 1998. The increase resulted primarily from an increase in marketing activities .

     General and Administrative expenses increased from $680,976 or 18% of sales in Fiscal 1997 to $1,145,392 or 42% of sales in Fiscal 1998, primarily as a result of the increase of operations of RadioTel .

    The Company's results of operations include its equity in the loss of its affiliate, Micel Wireless Corp., amounting to $24,041. This affiliate commenced operations October 1, 1996.

    In Fiscal 1998, Interest expenses were $68,819 or 2% of sales as compared with $75,497 or 2% of sales in Fiscal 1997.

     In Fiscal 1998, Interest income increased to $45,472 compared with $18,366 in Fiscal 1997,mainly as a result of interest from RadioTel's fixed-term deposits.

     Due to the above, in Fiscal 1998, the Company reported a net loss of $1,117,654 or $.019 per common share and in Fiscal 1997, the Company reported a net loss of $209,026. The minority interest in losses of subsidiaries in fiscal 1998 was $649,095.

Management and Control Systems; Year 2000 Compliance
The Company has taken steps to ensure that its systems, controls, and computer systems are adequate to address its current needs and to adequately address the Year 2000 operational problems.

ITEM 7.   Financial Statements

          See Pages F-1  through F-21.


ITEM 8. Changes in and disagreements with Accountants on Accounting and FinancialDisclosure

          Not Applicable


ITEM 9.  Directors and Executive Officers:


The officers and directors of the Company are as follows:


  Name        	     Age      	Position

  Ron Levy  		      50  	     President and Director

  David Selengut 	  43 	      Secretary

  Barry Braunstein 	39 	      Director

  Heather Loren 		  30 	      Director

Ron Levy has been President and Director of the Company since October 1,
1996 he has also been the President of RadioTel since October 1, 1996 . Prior to that time he was a consultant to Microkim Ltd, the Company's wholly owned subsidiary. From October 1992 to November 1995 he was President and Chief Executive Officer at EUROM Flash Ware Solutions Ltd. and from September
1990 to September 1992 he was Project Manager at SanDisk Corporation in
Santa Clara, CA. From September 1982 until September 1990 he was a manager of Tadiran Communication Micro Electronic Center. Mr. Levy has received his B.S. degree in Electrical Engineering and Computer Science from the University of California in Berkeley.

David Selengut has been the secretary of the Company since November 1997. Mr. Selengut has been a member of the law firm Ellenoff Grossman & Schole LLP since May 1998, a partner in the Law Firm of Bernstein & Wasserman,
LLP from July 1997 to May 1998and was a Partner at the Law Firm of Singer, Bienenstock, Zamansky, Ogele & Selengut, LLP from May 1995 until April
1997. Those firms have acted as counsel to the Company with respect to certain matters. From May 1988 until April 1995, he was an associate at the Law Firm of Neiman Ginsburg & Mairanz P.C., New York, New York.

Barry Braunstein has been a director of the Company since April, 1994. From 1983 to the present, he has been the administrator of Laconia Nursing Home in Bronx, New York. Mr. Braunstein received his B.A. Degree from Adelphi University in 1985.

Heather Loren has been a director of the Company since August 1995. From September 1994 until the present, Ms. Loren has been a consultant with the firm of Price Waterhouse Coopers, LLP. From December 1991 until August of 1992, she was in geriatric research at Hadasa Hospital in Jerusalem. From June 1989 until December 1991 she held various managerial positions at the Bridgeport Healthcare Center and White Plains Nursing Home. She received her Masters degree in management from Northwestern University in 1994 and a B.A. degree from Columbia University.

Each of the Company's Directors has been elected to serve until the next annual meeting of the Shareholders. The Company's executive officers are appointed
annually by the Company's Directors.  The   Secretary is a non-executive
position.   Each of the Company's Directors and  Officers continues to serve until his successor has been duly elected and qualified. The outside directors are entitled to receive $6,000 per year from the Company. The directors of Microkim are Ron Levy and Tzvi Siegel. To the Company's knowledge, there were no delinquent Section 16(a) filers for transactions in the Company's securities during fiscal year ended September 30, 1998.


Item 10.  Executive Compensation:


Executive Compensation

	The following table sets forth all compensation received for services rendered to the Company by certain executive officers during each of the past three fiscal years ended September 30, 1998. No other executive officer received compensation in excess of $100,000 during any of the last three fiscal years.


SUMMARY COMPENSATION TABLE

                                  Annual                     Long Term
                                  Compensation               Compensation
Name and Principal                             Other Annual  Awards
Position               Year       salary ($)   Compensation  Options#

                       1998       $106,883     $24,797  (1)    0(2)
Ron Levy,
President, Chief Executive
Officer
                       1997       $95,149      $25,883  (1)    -0-(2)
___________________________
(1)	Total value of non-cash compensation.
(2)	Mr. Levy receives his salary from RadioTel Ltd.  He also
received options to purchase six percent of the stock of RadioTel Ltd., a subsidiary of the Company, exercisable for a nominal amount. The option vests to the extent of one-half at the end of two years from the date of commencement of employment and the remainder at the rate of two percent per month commencing on the 25th month from the date of employment.

OPTION GRANTS IN 1998


                       Precent of Total
                       Options Granted
Name (a)  Options      To Employees in       Exercise     Expiration
          Granted (b)  Fiscal Year 1998(C)   Price (d)     Date



Ron Levy    0 (1)      - 0 -                 - 0 -

Benjamin
Sporn (2)  100000       100%                 $2.00       October 5, 2007
___________________________
(1)	See Note (2) to the Summary Compensation Table
(2)	Mr. Sporn was Chairman of the Board until November 14, 1997.

AGGREGATED OPTION EXERCISES IN 1998 AND FOR YEAR-END VALUES







                                           Number of           In-the-Money
                                           Unexercised Options Options at Fiscal
                                           at Fiscal-Year End  Year-End ($)

Name    Shares Acquired      Value         Exercisable/        Exercisable/
        on Exercise (#) (b)  Realized ($)  Unexercisable(d)    Unexercisable(e)
Ron
Levy    -0-                  -0-           50,000/50,000(1)    -0-/-0-

(1)	Does not include the option described in note (2) to the Summary
Compensation Table.


Stock Option Plan

	In November 1990, the Company's Board of Directors adopted, and its Shareholders approved, the 1990 Stock Option Plan (the "Plan"), which was amended by the Shareholders at the 1996 annual meeting and provides for the grant of incentive and/or non-qualified stock options to purchase up to 800,000 (post split) shares of Common Stock to any officer, director, consultant or employee when the Board, in its sole discretion, determines that a grant of options to such person would be in the best interests of the Company. Incentive stock options granted under the Plan shall be pursuant to a written agreement for a term not exceeding ten (10) years (five (5) years for Shareholders owning more than ten percent (10%) of the Common
Stock of the Company).  The exercise price of the options shall be established by the Board at the time of grant of the option but cannot be less than one hundred percent (100%) of the fair market value at the time of grant of the option.  If the recipient owns more than ten percent (10%) of the Common Stock of the Company, the exercise price must be at least one hundred and ten percent (110%) of the fair market value of the underlying Common Stock at the time of grant. The aggregate fair market value (determined as of the date of grant) of the shares of Common Stock with respect to which incentive stock options are exercisable for the first time by an employee during any calendar year may not exceed $100,000. Other terms and conditions of options granted under the Plan, which expires
November 2000, are determined by the Board of Directors.  The number of shares subject to outstanding options will be appropriately adjusted upon the happening of any stock split, stock dividend, recapitalization, combination, subdivision, issuance of rights or other similar corporate
change.   Persons who are residents of the State of Israel for the purpose of the Israeli Currency Control Regulations, who own more than 5% of the total outstanding shares of the Company would be required to get the consent of the Bank of Israel to accept offers of stock options from the Company. To date the Company has granted options to purchase 527,120 shares of Common Stock, $.01 par value. None of the options previously granted under the Plan has been exercised.

	Mr. Tuvia Barak, a principal in Crossways Consulting Group, Inc.
and Mr. Ron Levy, President of the Company, each received an option, exercisable for nominal value, to purchase up to 6% of the equity of RadioTel Ltd., a subsidiary of the Company, the options vest to the extent of one half at the end of two years and the remainder at the rate of 2% per month commencing on the 25th month from date of commencement of employment. The options will only vest if such persons are still an employee or a consultant to RadioTel.

Item 11.  Security Ownership of Certain Beneficial Owners and
Management

  The following table sets forth, as of November 30, 1998, certain information as to the stock ownership of each person known by the Company to beneficially own 5% or more of the Company's outstanding Common Stock, by each director of the Company who owns any shares of the Company's Common Stock and by all officers and directors as a group:


							                                           Percentage of
Name of			           Amount and Nature of	        Class as of
Beneficial Owner	    Beneficial Ownership(1       November 30, 1998

Bonnie Septimus (2)		460,600			                   7.4%
72 Lord Avenue
Lawrence, New York

Barry Septimus (3)		 578,746			                   9.1%
72 Lord Avenue
Lawrence, New York


Heather Loren (4)		  178,125			                   2.9%

Barry Braunstein (5)	243,500			                   4.0%

Ron Levy (6)			      50,000			                     *

Tuvia Barak (7)			   319,183			                    5.1%

All officers and directors
as a group
(4 persons)		        434,125			                    6.9%




 *	Less than 1%

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

(3) Does not include Shares owned by Mr. Septimus' children or his wife, Bonnie Septimus, listed above. Includes 132,465 shares of Common Stock issuable upon exercise of options owned by Quest Enterprises, Inc which is 50% owned by Mr. Septimus and 30,718 shares issuable upon exercise of a warrant.

(4) Includes 16,500 Shares issuable upon exercise of stock options.

(5) Includes 18,500 Shares issuable upon exercise of stock options and Shares which have been purchased by Mr. Braunstein and his family in private placements.

(6) Consists of shares issuable upon exercise of stock options.

(7) Includes 176,465 shares issuable upon exercise of options owned by companies in which Mr. Barak is a principal and 30,718 shares issuable upon exercise of a warrant.

 Item 12.  Certain Relations and Related Transactions


	In January 1993, the Company entered into an agreement with Quest Enterprises, Inc. ("Quest"), of which Barry Septimus, a principal shareholder of the Company, and Tuvia Barak each owns 50%, to provide marketing, consulting and other services as reasonably required by the Company for the purpose of securing for the Company research and development contracts, joint development programs, strategic partnerships, business opportunities and production and sales contracts with North American Companies and other entities on an exclusive basis in North America. The Company has been paying Quest a fee in the amount of $5,000 per month plus expenses (reduced from $6,000 per month). In addition, in the event that the services provided by Quest to the Company result in a contract being awarded to the Company, Quest will be entitled to a commission in the amount of 1.5% of the revenues received. In September 1996, Quest voluntarily reduced this percentage to 1% at the same time as the Company employed Ron Levy who is to receive .05% of U.S. sales. In the event that the services provided by Quest result in a joint venture or other equity arrangement between Micel Corp. and the potential partner, Quest will be entitled as a commission to a reasonable equity position in such joint venture not to exceed 15% of the equity of the joint venture. Quest is also entitled to 25% of any royalties received by the Company from parties introduced to the Company by Quest. This agreement will expire December 31, 1998 and has been replaced with an agreement with Crossways
Consulting Group Inc. described below.

	 The Company entered into a consulting agreement with Crossways Consulting Group, Inc. ("Crossways") commencing January
1, 1999, which will replace the agreement with Quest. Mr. Tuvia Barak is the principal of Crossways. Crossways will provide marketing, consulting and other services as reasonably required by the Company for the purpose of securing for the Company joint development programs, strategic partnerships, business opportunities and production and sales contracts with North American companies. The Company will pay Crossways a fee in the amount of $6,000 per month plus expenses.
In addition, in the event that the services provided by Crossways to the Company result in sales in North America , Crossways will be entitled to 1.5% of such sales.Crossways will be granted options to purchase 220,000 shares of Common Stock at $2.00 per share until December 31, 2003, exercisable to the extent of 20% thereof each year. RadioTel Ltd. also has a consulting agreement with Crossways Consulting Group, Inc. under which RadioTel pays Crossways a monthly consulting fee of $5,000.

	Mr. Tuvia Barak, and Mr. Ron Levy, President of the Company, each received an option, exercisable for nominal value, to purchase up to 6% of the equity of RadioTel Ltd., a subsidiary of the Company. The options vest to the extent of one half at the end of two years and the remainder at the rate of 2% per month commencing on the 25th month from date of commencement of employment. The options will only vest if such persons are still an employee or a consultant to RadioTel.

	In addition, the Company has been informed that Mr. Barak and Mr. Levy collectively own 10% of EBS, Inc., the other Shareholder of Micel Wireless Corp.

Item 13.  Exhibits, List and Reports on Form 8-K.

   (a) Exhibits.

   3.1    -   Certificate of Incorporation of Registrant (1)
   3.2   -    Certificates of Amendment to the Certificate of Incorporation of
Registrant (1)
   3.3    -   By-Laws (1)
   4.1    -   Form of Warrant Agreement (1)
   4.2    -   Form of Unit Purchase Option (1)
   10.3   -  1990 Stock Option Plan (1)
   10.4   -   Agreement with Quest Enterprises, Inc. (2)
   10.5   -   Representative Agreement with RF Electronic Sales, Inc.  (5)
   10.6   -  Memorandum of Understanding with Advanced Systems Development
Inc. (5)
   10.7   -  Organization Agreement among Microkim Ltd, Fairchild Data Inc.,
Teuza  -    A Fairchild
Technology Venture Ltd. and Misat Ltd. (3)
   10.8   -   Agreements dated as of October 1, 1995 between Teledata
Communications Ltd., Mikrokim Ltd. and              -      AIL Systems, Inc. (6)
   10.9   - Shareholders Agreement with Export Business & Services, Inc.(7)
   10.10 - Agreement with ArrayComm, Inc. (7)

   10.11 - Stock Purchase Agreement between the Company, RadioTel Ltd. and Clal
Ventures Capital Fund 	 Limited Partnership. (8)
   10.12- Agreement between the Company and Crossways Consulting Group, Inc.

   (1)  Filed with Registration Statement 33-40512
   (2)  Filed with Form 10-Q for the quarter ended June 30, 1993
   (3)  Filed with Form 10-K for year ended September 30, 1992
   (4)  Filed with Form 10-KSB for the year ended September 30, 1993
   (5)  Filed with Form 10-KSB for the year ended September 30, 1994
   (6) Filed with Form 10-KSB for year ended September 30, 1995 Reports on Form 8-K
   (7)  Filed with Form 10-KSB for year ended September 30, 1996
         None
   (8)  Filed with Form 10-KSB for year ended September 30, 1997




MICEL CORP. AND SUBSIDIARIES


CONSOLIDATED FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 1998


IN U.S. DOLLARS

INDEX

						Page

Report of Independent Auditors			             F-2

Consolidated Balance Sheet			                 F3 - F4

Consolidated Statements of Operations		       F5

Statements of Changes in Shareholders' Equity	F6

Consolidated Statements of Cash Flows		       F7 - F8

Notes to Consolidated Financial Statements	   F9 -F25

Signatures					                               F26




- - - - - - - -



REPORT OF INDEPENDENT AUDITORS
To the Shareholders of

MICEL CORP. AND SUBSIDIARIES

	We have audited the accompanying consolidated balance sheet of Micel Corp. ("the Company") and its subsidiaries as of September 30, 1998, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

	We conducted our audit in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.
We believe that our audit provides a reasonable basis for our opinion.

	In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the
Company and its subsidiaries as of September 30, 1998, and the consolidated results of their operations and cash flows for the year then ended, in conformity with generally accepted accounting principles.


Tel Aviv, Israel							                            KOST, FORER and GABBAY
January 12, 1999

F - 2

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


New York, New York				                            ARTHUR ANDERSEN LLP.
January 9, 1998


MICEL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
In U.S. dollars

                                    								September 30, 1998

	ASSETS

CURRENT ASSETS:
	Cash and cash equivalents                   $ 1,428,604
	Trade receivables (less allowance for doubtful accounts
		of $ 42,000)					                          727,332
	Other accounts receivable				              	183,821
	Inventories (Note 3)					                   665,071

Total current assets						                   3,004,828


INVESTMENT IN AFFILIATED COMPANY (Note 4)		  145,704


DEPOSITS WITH INSURANCE COMPANIES
	AND PENSION FUNDS (Note 8)				              350,855

PROPERTY, PLANT AND EQUIPMENT, NET (Note 5)	 684,120

Total assets							                          $ 4,185,507


F - 3

		LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

	Short-term bank credit (note 6)				         $  229,719
	Current maturities of long-term debt			     15,500
	Accounts payable and accrued liabilities			 830,966
	Advances from customers					                43,900

Total current liabilities					               1,120,085


ACCRUED SEVERANCE PAY (Note 8)			            429,431


LONG-TERM DEBT, (Note 7)					                7,504

PREFERED SHARES OF SUBSIDIARY			             1,159,222

COMMITMENTS AND CONTINGENCIES (Note 10)

MINORITY INTEREST					                       688,231

SHAREHOLDERS' EQUITY (Note 11):

Common stock, $ 0.01 par value -
25,000,000 shares	authorized; 5,900,380
shares issued and outstanding		              59,004
Additional paid-in capital					              7,723,842
Receipts on account of shares				           	400,000
Accumulated deficit						                    (6,966,466)
Deferred compensation 					                  (435,346)

Total shareholders' equity					              781,034

								                                     $ 4,185,507

The accompanying notes are an integral part of the financial statements.

F - 4

MICEL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
In U.S. dollars
                                         		Year ended September 30,
                                    							1998			             1997

Sales                               							$ 2,740,476		       $ 3,720,760
Cost of sales							                       1,595,035		         2,688,709

Gross profit							                        1,145,441		         1,032,051

Research and development expenses, net			  1,520,885		         404,009
Selling expenses						                     218,525			          118,206
General and administrative expenses		 	 	  1,145,392	 	        680,976

Total operating expenses					              2,884,802		         1,203,191

Operating loss						                       1,739,361		         (171,140)

Interest and other income					             45,472			           18,366
Interest and other expense					            (48,819)			         (75,497)
Loss before income (losses) from
affiliated companyand minority interest	 		1,742,708		         228,271
Income (losses) from affiliated company			 (24,041)			         19,245
Minority interest in losses of subsidiary		649,095		          	-

Net loss							                            $ (1,117,654)		     $ (209,026)

Basic and diluted net loss per share				   $ (0.19)			         $ (0.04)

Number of Shares used in computing
basic and diluted net loss per share				   5,862,366		         5,560,630


The accompanying notes are an integral part of the financial statements.

F-5



MICEL CORP. AND SUBSIDIARIES

STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
In U.S. dollars
                                               												Deferred
		  						  			                                            compensation
        Common stock	  Additional Receipts			             	from issuance of
				  Number of       	paid-in	   on account	 Accumulated	 stock options
				  shares		 Value		 capital		  of shares		 deficit		    to employees	Total

Balance as of October
1, 1996
     5,365,380	$ 53,654		$5,785,986	$- 		         $ (5,639,786)	$-		   $ 199,854

Issuance of common stock
(net of issuance expenses)
in a private placement
     385,000		  3,850		   747,400		  -		          -	        	  -        751,250

Deferred compensation from
issuance of stock options
to employees
     	-		       -		       498,240		  -		           -		         (498,240)	   -

Amortization of deferred
compensation from issuance
of stock options to
employees
      -		       -		        -		       -	          	-		         134,940		  134,940

Net loss
     	-		       -		        -		       -		        (209,026)	     -		     (209,026)

Balance as of September
30, 1997
   5,750,380	 57,504		  7,031,626	   -		        (5,848,812)	  (363,300)	 877,018

Issuance of common stock
  150,000		   1500		    298,500		    -		         -		           -		      300,000

Receipts on account of
shares
   -		        -		         -		      400,000		     -				                  400,000

Compensation from issuance
of options to consultants
   -		        -		       135,000		    -		         -		           -		      135,000

Deferred compensation from
issuance of stock options
to employees
   -		        -		       258,716		    -		         -		          (258,716)	    -

Amortization of deferred
compensation from issuance
of stock options to
employees
   -		        -		        -		         -		          -		          186,670		 186,670

Net loss
			-	        	-        		-	        	(1,117,654)   -	          	(1,117,654)

Balance as of September 30,
1998
  	5,900,380	$59,004	  $7,723,842	  $400,000	  $(6,966,466)	 $(435,346) $781,034

The accompanying notes are an integral part of the financial statements.


F - 6

MICEL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
In U.S. dollars

                         								      Year ended September 30,
                               								1998			              1997

Cash flows from operating activities:

Net loss                       							(1,117,654)		         (209,026)
Adjustments to reconcile loss to net cash provided by
	(used in) operating activities:
	Depreciation and amortization				    112,552			            84,468
	Equity in (income) losses of
 affiliated company		                 24,041			             (19,245)
	Compensation from issuance of
 options to consultants 	             135,000			             -
	Amortization of deferred compensation from
	issuance of stock options to
 employees			                         186,670			             134,940
	Gain on sale of fixed assets		       (8,505)			             -
	Minority interest in losses of
 subsidiary			                        (649,095)	            	-
	Shares issued for consulting fees				 -			                  6,250
	Provision for allowance for doubtful
 accounts		                            -			                  12,000

	Changes in assets and liabilities:
  Decrease (increase) in accounts
   receivable	                         (389,821)		           805,827
		Decrease (increase) in inventories		 229,921			            (186,067)
		Decrease in accounts payable
   and accrued liabilities	            (102,222)		           (510,616)
  Increase (decrease) in advances
   from customers	                     (279,938)		           146,729
  Increase in accrued severance pay,net 24,502			             8,861

Net cash provided by (used in)
  operating activities		                (1,834,549)		         274,121

Cash flows from investing activities:

Purchase of fixed assets					          (590,270)		            (85,537)
Proceeds from sale of fixed assets				 12,501			               -
Investment in affiliated company				   (50,000)			            (100,500)

Net cash used in investing activities		(627,769)		            (186,037)

F - 7

Cash flows from financing activities:

Repayment of long-term debt					       $  (18,724)		          $ (109,737)
Net change in short-term bank
 overdraft facilities		                222,098			             (313,436)
Proceeds from issuance of common
 shares, net			                        300,000			              745,000
Receipts on account of shares				     	400,000		              	-
Issuance of subsidiary shares to a
 third party			                        2,496,548		             -

Net cash provided by financing
 activities			                         3,399,922		             321,827

Increase in cash and cash equivalents		937,604			              409,911
Cash and cash equivalents at the
beginning of the year		                491,000			              81,089

Cash and cash equivalents at
the end of the year			                 $ 1,428,604		           $ 491,000

Supplemental cash flow information

Interest paid							                   $ 24,862			             $ 33,010
Supplemental disclosure of non-cash investing and financing activities

Issuance of common stock in exchange for consulting
services rendered to the Company.				  $-			                   $ 6,250


The accompanying notes are an integral part of the financial statements.

F - 8


MICEL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1:	GENERAL

Micel Corp. ("the Parent") was incorporated on June 25, 1987 and operates in the United States of America and in Israel through its Israeli subsidiaries (collectively the "Company"). The principal business activities of the Company are the production, development and marketing of electronic equipment. The Company markets its products in the United States and in Israel.

Micel's subsidiaries:

a.	Microkim Ltd. ("Microkim")

Founded in 1972 in Israel, by M/A Comm, Microkim is dedicated to providing advanced products for a broad range of military and commercial applications. The Company is a leading supplier of portable field testers and simulators, RF and microwave systems, sub-systems and components for application in communication, electronic warfare, radar, test equipment, and simulators/Testers. Microkim is 100% held by the parent.

b.	RadioTel Ltd. ("RadioTel")

RadioTel Ltd., was established in 1996 in Israel to develop a managed wireless Synchronous Digital Hierarchy (SDH) transmission network.

Through the use of novel techniques and state of the art technologies, the company's mission is to extend wideband wireline/fiber services into the wireless domain. These wireless networks are used to extend the existing and future infrastructure while at the same time supplying full transparency of all protocols with the same reliability and uninterrupted service of wireline services.

RadioTel is 51.5% held by the parent.

The financial statements of RadioTel are consolidated with the Company's financial statements.

c.	Micel Wireless Corp.

Micel Wireless Corp., a U.S. corporation located in Florida , is an international telecommunications company engaged in the sourcing, marketing and sales of wireless telephone terminals and other related products. Micel Wireless currently represents certain manufacturing companies and telecom agencies as a purchasing agent and sales representative.

Micel Wireless Corp. designs, manufactures, and sells fixed cellular terminals for wireless local loop ("WLL") applications in developing countries.

Micel Wireless is jointly held by the Parent and by Export Business & Services, Inc. ("EBS").

F - 9

NOTE 2:	SIGNIFICANT ACCOUNTING POLICIES
The significant accounting policies applied in the financial statements are as follows:

a.	Principles of consolidation:

The consolidated financial statements include the accounts of the parent and its subsidiaries and have been prepared in accordance with generally accepted accounting principles in the United States.
Significant intercompany accounts and transactions have been eliminated on consolidation. The Company's 50% interest in Micel
Wireless is accounted for by the equity method.


b.	Foreign currency transactions:

Most of Microkim's sales are either in, or, linked to the U.S. dollar. In addition, a substantial portion of the parent's costs are incurred in dollars.

Company's management believes that the dollar is a primary currency in the economic environment in which it operates, therefore the dollar is its functional currency, and, accordingly, monetary accounts maintained in currencies other than the dollar (principally cash and liabilities) are remeasured using the foreign exchange rate at the balance sheet date. Operational accounts and non-monetary balance sheet accounts are measured and recorded at the rate in effect at the date of the transaction. The effects of foreign currency remeasurement are reported in current operations.

c.	Use of estimates:

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

d.	Cash and cash equivalents:

The Company considers all highly liquid investments, originally purchased with maturities of three months or less, to be cash equivalents.

F - 10

e.	Inventories

Inventories are stated at the lower of cost or market value. Cost is determined as follows:

Raw materials: 		using the weighted average basis.
In Process Inventories: 	Raw materials and components - on the
weighted average basis. 			Labor and
overhead - on the basis of actual costs.

f.	Property, Plant and equipment:

Property, plant and equipment are stated at cost. Depreciation is calculated using the straight-line method, over the estimated useful lives of the assets as follows.

                                						Years

Machinery and equipment			             5 - 6
Computers and related equipment		      3 - 5
Motor Vehicles				                     6
Office furniture and equipment			      6 - 14

Leashold improvements are amortized on the straight-line basis, over the shorter of either the estimated useful life or the lease term.

g.	Income taxes:

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) 109, Accounting for Income
Taxes. This statement prescribes the use of the liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value.

F - 11

h.	Warranty Costs:

The provision for product warranties is recorded for probable costs, in connection with warranties based on the company's experience and Company's managers and engineering estimates.

The Company generally provides a warranty for parts and labor for one year from delivery of the product, although in some cases a longer warranty period may be given.

i.	Revenue recognition:

Revenues from sales of products are recognized upon delivery, provided that no significant vendor obligations remain and the collection of the related receivable is probable.


j.	Research and development costs:

	Research and development costs are charged to the statement of operations as incurred. Statement of Financial Accounting Standard ("SFAS") No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed", requires capitalization of certain software development costs subsequent to the establishment of technological feasibility with respect to software development.

k.	Royalty-bearing grants:

Royalty-bearing grants from the Government of Israel for funding of approved research projects are recognized at the time the Company is entitled to such grants on the basis of the related costs incurred.

l.	Basic and diluted net loss per share:

Basic net loss per share is computed based on the weighted average number of common share outstanding during each year. Diluted net loss per share is computed based on the weighted average number of common shares outstanding during each year, plus the dilutive potential of common shares considered outstanding during the year, in accordance with FASB Statement No. 128, "Earnings Per Share".

m.	Advertising expenses:

Advertising expenses are charged to the statement of operations as incurred. Advertising expenses for the years ending September 30, 1998 and 1997, were not material.

n.	Concentration of credit risks:

Financial instruments that potentially subject the Company to concentrations of credit risks consist principally of cash equivalents and trade receivables.

The Company's cash and cash equivalents are invested in deposits with major U.S and Israeli banks. Management believes that the financial institutions that hold the Company's investments are financially sound, and accordingly, minimal credit risks exist with respect to these investments.

The Company's accounts receivable are derived from sales to customers located primarily in Israel and the United States. The Company performs ongoing credit valuations of its customers and, to date, has not experienced major losses from bad debts. In management's opinion, the allowance for doubtful accounts adequately covers anticipated losses in respect of its accounts receivable credit risks.

F - 12

o.	Fair value of financial instruments:

The financial instruments of the Company at September 30, 1998 and 1997 consist of non-derivative financial instruments included in working capital: cash and cash equivalents, accounts receivable, loan to affiliated company, short-term bank credit, accounts payable and accruals and long term debt Due to the short-term maturities of these financial instruments, their fair value is usually equivalent to or approximately their carrying amount.

p.	Stock-based compensation:

The Company has elected to follow Accounting Principles Board
Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), in accounting for its employee stock options plan. Under APB 25 when the exercise price equals or is above the market price of the underlying stock on the date of grant, no compensation expense is recognized.

In accounting for options granted to persons other than employees, the provisions of Statement No. 123, "Accounting for Stock Based
Compensation" were applied. According to FASB 123 the fair value of these options was estimated at the grant date using Black-Scholes option pricing model.

The Company recorded an expense in accordance with APB 25 in the amount of $ 186,670 and $ 134,940 for the years ending September 30, 1998 and 1997, respectively.

q.	Comprehensive Income

Comprehensive Income, is required to be adopted for fiscal years beginning on or after December 15, 1997. SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements.
Reclassification of financial statements for earlier periods presented is required. SFAS 130 does not currently apply to the Company as there are no items of comprehensive income in any period presented.

r.	Impact of recently issued accounting standards:

1.	In June 1997, the FASB issued Statement of Financial Accounting
Standards No. 131 "Disclosure About Segments of an Enterprise and
Related Information." This statement is effective for fiscal years beginning after December 15, 1997. This statement does not have a measurement effect on the financial statements. However, it does require additional disclosure.

F - 13

2.	In June 1998, the Financial Accounting Standards Board issued
SFAS No. 133, 'Accounting for Derivative Instruments and Hedging Activities' ('SFAS No. 133'). This statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No.
133 is effective for fiscal years beginning after June 15, 1999 and cannot be applied retroactively. The Company does not expect the impact of this new statement on the Company's consolidated balance sheets or results of operations to be material.


NOTE 3: -	INVENTORIES

Inventories consist of the following:

                         							September 30, 1998


Raw materials					              $  482,062
In-process inventories				      183,009

	                         						$ 665,071

In-process inventories include labor and overhead costs of approximately
$ 56,000.

F - 14

NOTE 4: -	INVESTMENT IN AFFILIATED COMPANY

The company applies the equity method of accounting to its investment in Micel Wireless Corp.

According to the shareholders' agreement between EBS, the Company and Micel Wireless Corp., the Company granted a loan in the amount of $150,000 to Micel Wireless Corp., which bears interest at the rate of 12% per annum, payable annually. The loan will become due at a mutually agreed upon time between EBS and the Company.

                             										September 30,1998

Investment in capital								         $500
Loan (see above)								              150,000
Accumulated loss								              (4,796)


                            										$145,704



NOTE 5: 	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consist of the following:

                             								September 30, 1998

Machinery and equipment					         $ 2,056,662
Computers and related equipment				  278,942
Motor Vehicles						                 133,994
Office furniture and equipment					  76,375
Leasehold improvements					          13,212
								                             2,559,185
Less - accumulated depreciation				  (1,875,065)

	                             							$  684,120


Depreciation expenses amounted to $ 112,552 and $ 84,468 for the years ended September 30, 1998 and 1997, respectively.


F - 15

NOTE 6:-	SHORT-TERM BANK CREDIT

As of September 30, 1998, the Company has a line of credit in the amount of $ 234,000, denominated in NIS, which bears interest at an annual rate of 15%.

NOTE 7: 	LONG-TERM DEBT

As of September 30, 1998, long-term debt consists of the following:

             						                 Annual Interest Rate	  Principal Outstanding

Israel Industrial Development
Bank Ltd.	                          	LIBOR +1.375%		        $ 23,004
Less - current maturities						                             15,500

				                                                   					$ 7,504

As of September 30, 1998, the LIBOR interest rate was 6%.
The obligation is secured by inventory and related equipment.

NOTE 8: -	ACCRUED SEVERANCE PAY, NET

Under Israeli Law, the Company's subsidiaries are required to make severance payments to dismissed employees (including officers) and to employees leaving employment under certain other circumstances. This liability is calculated based on the salary of each employee for the month prior to the balance sheet date multiplied by the periods of employment of each employee. Micel Corp.'s liability for required severance payments is covered by funding into approved severance pay funds, insurance policies and by an accrual.

Severance pay expenses amounted to $ 67,790 and $ 38,140 for the years ended September 30, 1998, and 1997, respectively.

NOTE 9: -	TAXES ON INCOME

a.	Domestic (U.S.A.):
As of September 30, 1998, the Company had approximately $ 1.4 million in federal and state net operating losses carryforward to offset against future taxable income. The net operating losses carryforward expire in the years 2003 through 2018.

F -16

b.	Foreign (Israel - subsidiaries):

1.	Measurement of taxable income under the Income Tax (Inflationary
Adjustments) Law, 1985:

	Under this law, taxable income is measured in real terms, in accordance with the changes in the Israeli CPI. The Company's Israeli subsidiaries elected to measure their results on the basis of changes in the Israeli CPI. The difference between the annual change in the Israeli CPI and in the NIS/dollar exchange rate causes a further difference between taxable income and the income before taxes shown in the financial statements. In accordance with paragraph 9(f) of SFAS No. 109, the Company has not provided deferred income taxes on the difference between the reporting currency and the tax bases of assets and liabilities.

2.	Tax benefits under the Law for the Encouragement of Capital
Investments, 1959 (hereinafter - the "Law"):

	The production facilities and expansion programs of the subsidiaries in Israel have been granted the status of "approved enterprise", under the Law. According to the provisions of the Law, Microkim has elected to enjoy "alternative benefits" - waiver of grants in return for tax exemption
- and, accordingly, Microkim's income is tax-exempt for a period of two years commencing with the year in which it first earns taxable income. In the remaining 8 years of benefits, it will be subject to a corporate tax of 10% to 25%, depending upon the rate of investment of foreign investors.

If a dividend is distributed out of such tax-exempt profits, the subsidiaries will be liable for corporate tax at the rate of 15%.

The period of tax benefits, detailed above, is subject to limits of 12 years from the commencement of production, or 14 years from the approval date, whichever is earlier.
The law also grants entitlement to claim accelerated depreciation on buildings, machinery and equipment used by the "approved enterprise", during the first five tax years.

Microkim has not yet commenced its benefits period, since it has not yet earned taxable income. The company can utilize the benefits period up to August 28, 2005.

Israeli taxable income not eligible for the "Approved Enterprise" benefits is taxed at the regular corporate tax rate of 36%.

3.	The subsidiaries has accumulated foreign net operating losses carryforward for tax purposes as of September 30, 1998, which may offset taxable income for an indefinite period in the amount of approximately $ 6.6 million.

F - 17

c.	Final tax assessments:
Microkim has received final tax assessments up to and including the tax year ended September 30, 1995. RadioTel has not yet been assessed.

d.	Deferred tax assets:
	Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

                     										                       September 30,1998

	Various accrued liabilities							                   $ 233,600
	Net operating loss carryforward						                2,824,980

                                            										3,058,580
	Valuation allowance							                           3,058,580

	Net deferred tax asset							                        $  	-


	The Company has valuation allowances against the full amount of the tax benefits in the accompanying consolidated financial statements due to its history of operating losses and the uncertainty as to when these benefits will be utilized. Management currently believes that it is more likely than not that the deferred tax regarding the loss carryforwards and other temporary differences will not be realized.


e.	Income tax reconciliation:

	A reconciliation of the theoretical tax expense, assuming all income is taxed at the statutory rate applicable to income of the Company, and the actual tax expense are as follows:



                                    								         Year ended September 30,
                                            								 1998		         1997

Theoretical tax (benefit) computed at the
statutory rate of 35%						                          $   (609,948)	$  (79,894)

Increase (decrease) in income taxes resulting from:
Non-deductible expenses					                         21,398		      26,422

Losses for which benefits are not recognized			      588,550		     53,472

Income tax expense						                             $    -		      $    -

F - 18

f.	Loss before taxes on income consists of the following:


Domestic							                                     $ (156,522)	    $ (66,901)
Foreign							                                      $ (1,586,186)	  $ (161,370)
								                                            $ (1,742,708)	  $ (228,271)



NOTE 10: -	COMMITMENTS AND CONTINGENCIES

a.	Lease commitment

Microkim has entered into an operating lease agreement for the space it occupies, which expires in December 2002. The rental payments through the lease expiration date in 2002 (which are linked to the CPI) approximate
$ 8,750 per month. Rent expense for the years ended September 30, 1998 and 1997 was approximately $ 90,000 and $ 63,000, respectively.
RadioTel entered into a two and a half year operating lease agreement beginning October 1997 for the space it occupies. The rental payments through the lease expiration date (which are linked to the Israeli CPI) approximate $4,800 per month. Rent expense for the years ended September 30, 1998 and 1997 was approximately $74,000 and $9,300 respectively.

Future minimum rental payments under non-cancelable leases at September 30, 1998, are as follows:

1999 	 $ 162,000
2000 	 $ 138,600
2001 	 $ 105,000
2002   $ 105,000

       $ 511,200

In fiscal year 1996, Microkim reached an agreement with its lessor to repay approximately $110,000 in back rent in monthly payments through April 1, 1999. In January 1997, the Company reached a final settlement with its lessor whereby the Company paid $50,000 as full payment of the remaining obligation of $75,292.

F - 19

b.	Royalty commitment:

Microkim is committed to pay royalties to the Government of Israel and the BIRD Foundation in respect of products under development for which they participated by way of grant. The royalty is computed at the rate of 2% to 5% of proceeds from sales of such products, up to 100%-150% of the aggregate amount of such grants ($ 1,114,000 as of September 30, 1998) Royalties paid during the years ended September 30, 1998 and 1997 totaled $ 23,223 and $12,517, respectively.

As security for compliance with the terms of an investment grant received from the State of Israel, Microkim registered floating security interests on all of its assets.

c.	Bank guarantees:

In connection with certain contracts entered into with customers, Microkim is required to obtain performance guarantees. The total performance guarantees outstanding at September 30, 1998 amounted approximately $ 94,500.

d.	Consulting agreement

In August 1997, RadioTel contracted the services of Crossways Consulting Group Inc. ("CCG") for a period of 40 months beginning September 1, 1997. CCG will assist the Company with marketing strategies, by obtaining equity investments and project financing and by introducing RadioTel to potential customers, partners for mergers or acquisitions and strategic alliances.

e.	Legal proceedings:

In July 1994, the Company commenced a civil action in Israel in the approximate amount of $3,000,000 against the former owner of Microkim and the former president for false representations made by them in connection with the purchase of Microkim and for damages resulting from such misrepresentations.

On September 8 1998, the lawsuit proceedings were rescinded.

F - 20

NOTE 11: -	SHAREHOLDERS' EQUITY

a.	Common stock:

During fiscal year 1998 and 1997, the Company issued $ 150,000 and $ 372,500 shares of common stock at $2.00 per share, in private placements, respectively.

In addition, during fiscal year 1997, the Company issued 12,500 shares of common stock at $ 0.50 per share in exchange for consulting services rendered to the Company.

b.	Receipts on account of shares.

During fiscal year 1998, the Company raised $400,000 on account of common stock in a private placement.

c.	Issuance of subsidiary shares to a third party:

During fiscal year 1997, RadioTel issued 239,130 shares of common stock to the Parent and 252,141 shares of preferred stock to other investors in consideration of approximately $ 3,750,000.
As a result, the Parent recorded a liability the aggregate amount of $
1,159,222.

d.	Stock option plan:

1.	The Parent stock option plan:

In November 1990, the Company's Board of Directors (the "Board") adopted, along with its shareholders' approval, the 1990 Stock Option Plan (the "Plan"), as amended through November 1996, which provides for the grant of incentive and/or nonqualified stock options to purchase up to 800,000 shares of common stock to any officer, director, consultant or employee at the Board's discretion. Generally, these options become exercisable over specified vesting periods but may not be exercised after ten years from the date of grant. The exercise price of the qualified options cannot be less than the fair market value of the Company's common stock at the time of grant.


F - 21

The following is a summary of the options granted under the plan:


                              							       Year ended September 30,
						                                 1998			      	           1997
     						                                	Weighted			                Weighted
                                     							Average				                Average
                                     							Exercise				               Exercise
	                                Shares		   Price		         Shares		   Price


Outstanding at beginning of year	546,620		 $  1.51		        564,120		 $  1.48
Granted				                      100,000		 $ 2.00		           -		        -
Exercised				                     -				                       -
Forfeited				                    19,500		  0.60		           17,500		   0.60

Outstanding at end of year		     627,120		 1.61		           546,620		  1.51

Contractual Life					                      3.45				                    3.54

Exercisable at the end of year		435,483		  1.53		           210,465		  1.21




2.	RadioTel's stock option plan

	In July 1997, RadioTel's Board of Directors ("RadioTel's Board") adopted, along with its shareholders' approval, the key employee share incentive plan, 1997 ("RadioTel's Plan"), as amended through September
1997, which provides for the grant of incentive and/or nonqualified stock options to purchase up to 162,500 shares of common stock to any officer, director, consultant or employee at RadioTel's Board's discretion. Generally, these options become exercisable over specified vesting periods but may not be exercised after ten years (or any shorter period as set forth in the notice of grant) from the date of grant. The exercise price of the qualified options cannot be less than the par value of the shares into which such options are exercisable.

Under FAS 123 pro forma information regarding net income and earnings per share is required (for grants issued after December 1995), and has been determined as if the Company had accounted for its employee stock option under the fair value method of the statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1998: risk-free interest rate of 5.6%, dividend yields of 0%, volatility factors of the expected market price of the Company's common stock shares of 63.6% and a weighted-average expected life of the options of five years.

F -22

The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those traded options, and because changes in the subject input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period. Because Statement 123 is applicable only to options granted subsequent to December 31, 1995, its pro forma effect will not be fully reflected until 2000.




                                        Year ended September 30,
                                     1998                     1997
Net loss as reported                $ (1,117,654)         $ (209,026)
Pro forma net loss for SFAS123      $ (1,303,052)         $ (345,061)
Pro forma basic net loss per share
for SFAS 123                           (0.22)                (0.06)

e.	Warrants:

1.	In November 1994, the shareholders approved the issuance of a warrant to Quest (a related party, see Note 13) to purchase 61,437 shares of common stock at $.60 per share.

2.	In August 1996, the Company issued options to consultants to purchase
170,000 shares of common stock at $ 2.00 per share. The Company recorded an expense in accordance with FASB 123, in the amount of $ 135,000.

F - 23

NOTE 12: -	SELECTED STATEMENTS OF OPERATIONS DATA

Summary of operations within geographical areas:



                                       Year ended September 30,

                                       1998                  1997
Sales to unaffiliated customers:

North America                          $ 1,049,089          $ 2,383,086
Israel                                 1,691,387            1,337,674

                                       $ 2,740,476          $ 3,720,760

Operating loss:

North America                         $ 174,094             $ 92,244
Israel                                1,565,267             78,896

                                      $ 1,739,361           $ 171,140

                                      September 30,1998
Identifiable assets:

North America                         $ 196,396
Israel                                3,989,111

                                      $ 4,185,507


NOTE 13:-	RELATED PARTY TRANSACTIONS

a.	In fiscal 1997, in connection with a series of private placements, the
Company issued 100,000 shares of common stock to a director and principal shareholder at $ 2.00 per share.

b.	During January 1993, the Company contracted the services of Quest
Enterprises Inc. ("Quest"), a marketing specialist, for a period of three years. The term of the agreement has been extended through December 31, 1998.
Quest is 50% owned by the Company's former chairman. In August 1994, the agreement between the Company and Quest was amended to provide that Quest will assist the Company with the operation and management of Microkim. The Company pays Quest a consulting fee of $ 5,000 per month plus expenses.

F - 24

In addition, in the event that the services provided by Quest to the Company result in a contract being awarded to the Company, Quest will be entitled to a commission in the amount of 1% of the revenues received. In the event that the services provided by Quest result in a joint venture or other equity arrangement between the Company and the potential partner, Quest will be entitled to a reasonable equity position in such joint venture not to exceed 15% of the equity of the joint venture or a commission. Quest is also entitled to 25% of any royalties received by the Company from parties introduced to the Company by Quest.

Consulting fees paid for the year ended September 30, 1998 and 1997 amounted to $ 83,114 and $ 83,742, respectively.


NOTE 14:-	SUBSEQUENT EVENTS

On December 30, 1998, the Company contracted the services of Crossways Consulting Group Inc. ("CCG"), for a period of four years beginning January 1, 1999. CCG will assist the Company with marketing strategies, by conducting Microkim's operations, and by introducing Micel to potential customers.

The Company pays CCG consulting fees in the amount of $ 6,000 per month. In addition, the Company will pay CCG 15% on the sales of its products or services to customers in North America that are provided by CCG during the term of the agreement and 18 months after the effective termination date of the agreement.

CCG granted 220,000 options of the Company, at the price of $ 2.00 each, exercisable for a period of five years after the termination of the agreement, and vesting at the rate of 25%, commencing January 1, 1999.

F - 25

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


 Dated: January  13 , 1999

                                    				 MICEL CORP.

         	             				          By:
                                        	Ron Levy, President


Pursuant to the Requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and dates indicated.



 SIGNATURE						                         TITLE
						                              	DATE



Ron Levy
Ron Levy                            				Director, President and Chief
                                        Executive and Financial Officer

                                        January  13 , 1999



 Heather Loren                       				Director
 Heather Loren
                                         January  13 , 1999




 Barry Braunstein           				         Director
 Barry Braunstein
                                         January  13 , 1999




F - 26

10.12- Agreement between the Company and Crossways Consulting Group, Inc.:

AGREEMENT FOR SERVICES

In consideration of the mutual promises and covenants herein, it is hereby agreed by Micel, Corp., 445 Central Ave. Cedarhurst, NY 11516 [hereinafter referred to as "Micel"], and Crossways Consulting Group Inc., 136 Washington Spring Road, palisades, NY 10964 [hereinafter referred to as "CCG"], that
CCG will perform the following projects and/or services for Micel [hereinafter referred to as 'Services']:

1. Support the management of Micel in developing and executing its marketing strategy.
2. Assist Micel in conducting its Microkim operations.
3. Assist in developing Micel strategic plans.
4. Introduce Micel to potential customers /teammates.
5. Assist Micel in identifying potential partners for mergers, acquisitions and strategic alliances.
6. Assist Micel in conducting investor relationship activities.

1. CCG shall perform such services as an independent contractor and not as an employee of Micel. As such, CCG shall not be entitled to or claim any benefits or right accorded to the employees of Micel.

2. Performance of the Services will be paid for in the following manner:

a. Micel shall pay CCG a monthly fee of $6,000 per month. CCG shall invoice Micel each month for the time expended during the preceding month.

b. Micel shall pay CCG 1.5% sales of its products or services to customers in North America. CCG will be entitled to this fee for any sales closed during the term of this Agreement and during a period of 18 months after the effective termination date of this Agreement, provided that the introduction or sale of such customers took place prior to termination.

c. CCG is hereby granted 220,000 options of Micel Corp. at $2.00 which is the market price, exercisable for a period of 5 years after the termination of this Agreement and vesting at the rate of 20% starting January 1, 1999, January 1, 2000, January 1, 2001, January 2002 and December 31, 2002.
The option will have piggy back registration rights, unless the underwriter of proposed offering for which registration is being made does not allow such piggy back registration.

3. Performance of Services under this agreement shall commence on January 1, 1999 and continue until December 31, 2002. Thereafter
Services will be continued on a month to month basis. However, Micel or CCG may terminate this agreement at anytime in accordance with the terms of Paragraph 7 hereof.

4. REIMBURSABLE EXPENSES

Expenses incurred by CCG or arising out of the Services to be performed hereunder shall be reimbursed, but only to the extent as expressly provided herein.
Micel shall reimburse CCG for travel and miscellaneous business expenses to the extent same shall be incurred by CCG in connection with providing Services under this Agreement.
Expenses shall be reimbursed by Micel in accordance with the same rules and procedures by which Micel reimburse its own employees.
Reimbursable expenses shall be invoiced by CCG at the same time it shall invoice Micel for the work and services performed under this agreement. Reimbursable expense invoices shall be accompanied by such documentation as shall be reasonably necessary to verify the amount claimed.

5. PROPRIETARY INFORMATION

Any information obtained by either party in the course of performing this Agreement including, but not limited to, information, which is of proprietary nature and is not publicly available, shall be kept confidential and not released by such party without the authorization of the other party.
Both Micel and CCG shall use their best efforts not to divulge, in whole or in part, such propriety information to any third party without receiving a written consent from the party disclosing the information.
The party receiving the proprietary information agrees to handle such proprietary information with the same degree of care it uses to handle such proprietary information, but in no event with less than reasonable care.

6. CONFLICTS OF INTEREST

It is hereby acknowledge and agreed by Micel that CCG is providing consulting services to the entities listed in Attachment 1.

7. TERMINATION

Furnishing of Services under this Agreement may be terminated by either party upon sixty days prior written notice. Notwithstanding termination of the Agreement, the right of CCG to compensation in accordance with Paragraphs 2b and 2c will survive.

8. INDEMNIFICTION

Micel will indemnify CCG, its officers and employees and hole them harmless in connection with their activities pursuant to this Agreement.

9. SURVIVABILITY

If any provision of this Agreement is found to be void, the remainder of the Agreement shall remain in full force and shall not thereby be terminated.

10. APPLICABLE LAW

This Agreement shall be interpreted and governed by the laws of the State of New York. Any dispute arising out or relating to this agreement which can not be resolved amicable, shall be determined by binding arbitration conducted by the American Arbitration Association in New York.

11. ENTIRE AGREEMENT

This document contains the entire agreement of the parties hereto, and no modifications thereto shall be binding upon the parties hereto unless the modification is in writing and signed by both parties.

Micel Corp.			                        Crossways Consulting Group Inc.

By:       Rony Levy		                 By: Tuvia Barak

Title: President and CEO	             Title: President
Date: Dec 30, 1998             	      Date: Dec 30, 1998