Form 10-Q
period 1999-06-30
MICEL CORP
filed 1999-08-12
CIK 874788

FORM 10-QSB
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

Quarterly report under to Section 13 or 15(d)
Of the Securities Exchange Act of 1934

For Quarter Ended:                                June 30, 1999

Commission File Number:  1-11020

Micel Corp
--------------------------------------------------------------------
(Exact name of Small Business Issuer as specified in its charter)

NEW YORK			11-2882297
--------------------------------------------------------------------
(State of other jurisdiction of		(I.R.S. Employer
Incorporation of organization)		Identification No.)


445 Central Ave, Cedarhurst New York		11516
--------------------------------------------------------------------
(Address of Principal executive offices)           (Zip Code)

(516) 569-0606
--------------------------------------------------------------------
(Registrant's telephone number, including area code)

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

YES X		NO
-		-
Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, Par Value  $.01		5,900,380
------------------------------------------------------
(Title of each Class)   (Outstanding at June 30, 1999)


MICEL CORP. AND SUBSIDIARIES CONSOLIDATED REPORT

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
									PAGE

Item 1. Consolidated Financial Statements:
Condensed consolidated balance sheets as of June 30,
1999 (Unaudited) and September 30, 1998 (Audited).			3

Condensed Consolidated Statements of operations
for the nine and three months ended of June 30, 1999
and 1998 (Unaudited)							4

Condensed Consolidated Statements of Cash Flows
for the nine months ended of June 30, 1999 and
1998 (Unaudited								5

Condensed Consolidated Statements of Changes in
Shareholders' Equity							6

Notes to Condensed Consolidated Financial Statements			7-8

Item 2. Management's Discussion and Analysis of Financial
Conditions and Results of Operations					9-12

PART II - OTHER INFORMATION						13

Exhibit 27								14
Signatures								15


MICEL CORP. AND SUBSIDIARIES
PART I - FINANCIAL INFORMATION
MICEL CORP. AND SUBSIDIARIES
---------------------------------------
CONDENSED CONSOLIDATED BALANCE SHEETS

							June 30			September 30
							1999			1998
							(UNAUDITED)		(AUDITED)
							-------------------		-------------------
ASSETS

CURRENT ASSETS
Cash and cash equivalents				$908,394		$1,428,604
Trade receivables					461,853			727,332
Other accounts receivable				494,451			183,821
Inventories 						879,010			665,071
							---------------		---------------
Total current assets					2,743,708		3,004,828
							---------------		---------------
INVESTMENT IN AFFILIATED COMPANY			207,118			145,704

DEPOSITS WITH INSURANCE COMPANIES
AND PENSION FUNDS 					330,323			350,855

PROPERTY PLANT AND EQUIPMENT, NET			772,054			684,120
							---------------		---------------
Total assets						$4,053,203		$4,185,507
							=========		=========

LIABILITIES AND SHAREHOLDERS` EQUITY
------------------------------------------------------------

CURRENT LIABILITIES:

Short-term bank credit				43,826			229,719
Current maturities of long-term debt		11,061			15,500
Accounts payable and accrued liabilities	919,926			830,966
Advances from customers				201,264			43,900
						---------------		---------------
Total current liabilities			1,176,077		1,120,085
						---------------		---------------

ACCRUED SEVERANCE PAY				410,536			429,431

LONG-TERM DEBT NET OF CURRENT
MATURITIES 					-			7,504

SHAREHOLDERS` LOAN				385,000			-

PREFERRED SHARES OF SUBSIDIARY			1,292,232		1,159,222

MINORITY INTEREST				417,748			688,231
						---------------		---------------
Total liabilities				3,681,593		3,404,473
						---------------		---------------
SHAREHOLDERS' EQUITY:
Common Stock					59,004				59,004
Additional paid-in capital			7,834,177			7,723,842
Receipt on account of shares			400,000				400,000
Accumulated deficit				(7,573,782)			(6,966,466)
Deferred compensation from issuance of stock
option to employees				(347,789)			(435,346)
						---------------			---------------
Total shareholders' equity			371,610				781,034
						---------------			---------------
Total liabilities and shareholders' equity	$ 4,053,203			$ 4,185,507
						=========			=========



MICEL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS

						9 Months Ended June 30			3 Months Ended June 30
						-----------------------------------	----------------------------------
-
						1999		1998			1999		1998
						(Unaudited)	(Unaudited)		(Unaudited)	(Unaudited)
						--------------	--------------		--------------	--------------
Sales						1,321,676	2,070,208		383,608		543,927
Cost of sales					659,995		1,348,339		131,846		474,870
						-------------	-------------		-------------	------------
Gross profit					661,681		721,869			251,762		69,057
						--------------	-------------		-------------	-----------
Research and development expenses, net		1,229,681	863,712			417,495		301,633
Selling & Marketing expenses			186,974		163,514			66,819		42,593
General and administrative expenses		670,692		710,880			232,389		176,839
						-------------	-------------		------------	----------
Total operating expenses			2,087,347	1,738,106		716,703		521,065
						-------------	-------------		------------	----------
Operating loss					(1,425,666)	(1,016,237)		(464,941)	(452,008)
Financial income (expenses) and other		66,771		(30,546)			30,094		(3,512)
						-------------	-------------		------------	-------------
Loss before income (losses) from affiliate
company and minority interest			(1,358,895)	(1,046,783)		(434,847)	(455,520)
Income (loss) from affiliated company		43,406		(3,765)			(47,611)		(5,706)
Minority interest in losses of subsidiary	708,173		349,183			199,923
160,601
						--------------		-------------	------------	-----------
Net loss					$(607,316)	$(701,365)		$(282,535)	$(300,625)
						========	========		========	========
Basic and diluted loss per share		($0.10)		($0.12)			($0.05)		($0.05)
						========	========		========	========
Shares used in computing
loss per share					5,900,380	5,945,801		5,900,380	6,000,380
						========	========		========	========


MICEL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
CASH FLOWS

						9 MONTHS ENDED JUNE 30
						---------------------------------------
						1999			1998
						(Unaudited)		(Unaudited)
						---------------		---------------
Cash Flows From Operating Activities:

Net loss					(607,316)		(701,365)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation					137,222			73,230
Equity in loss (gain) of affiliated company	(49,406)		3,765
Gain on sale of equipment			-			(10,593)
Compensation from issuance of options to
Consultants					50,000			-
Amortization of deferred compensation
issuance of stock options to employees		147,892			139,097
Minority interest in losses of subsidiary	(708,173)		(349,183)
Changes in operating assets and liabilities:
Decrease in trade receivables			265,479			-
Increase in accounts receivable			(322,638)		(330,958)
Decrease (increase) in inventories		(213,939)		48,049
Increase in accounts payable and accrued
Liabilities					88,960			160,188
Increase (decrease) in advances from customers	157,364			(213,427)
Increase in accrued severance pay		1,637			8,467
Increase in preferred Shares of Subsidiary	133,010			-
---------------		---------------
Net cash used in operating activities		(919,908)		(1,172,730)
---------------		---------------
Cash flows From investing activities
Purchase of fixed assets			(225,156)		(438,482)
Proceeds from sale 				-			10,593
Investment in affiliated company		-			(35,000)
---------------		---------------
Net cash used in investing activities		(225,156)		(462,889)
---------------		---------------
Cash flows from financing activities:
Repayment of long term debt			(11,943)		(14,244)
Net changes in short-term
bank overdraft facilities			(185,893)		86,773
Proceeds from issuance of
common shares, net				-			500,000
Proceeds from shareholders` loan		385,000			-
Issuance of subsidiary shares to third party	437,690			1,211,918
Receipt on account of shares of minority				175,000
						------------		------------
Net cash provided by financing activities	624,854			1,959,447
						-------------		---------------
Increase (decrease) in cash
and cash equivalents				(520,210)		323,828
Cash and cash equivalents at the beginning
of period					1,428,604		491,000
						---------------		---------------
Cash and cash equivalents at the end of period	$908,394		$814,828
						===========		========


MICEL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY FOR THE NINE MONTHS
ENDED JUNE 30, 1999

Common stock											Deferred
														Compensation
									Additional	Receipts on		from issuance
				No		Value		paid		accounts of	Accumulated	of stock options
				of shares			in capital	shares		deficit		to employees		Total
				-----------	----------	---------------	------------	---------------	----
----------------	-------------
Balance,
September 30, 1998		5,900,380	$59,004		$7,723,842	$400,000	$(6,966,466)
$(435,346)		$781,034

Compensation from issuance of
options to consultants		-		-		50,000		-		-		-			50,000

Deferred compensation from
issuance of stock options to
employees			-		-		60,335		-		-		(60,335)		-

Amortization of deferred
compensation from issuance of
stock option to employees	-		-		-		-		-		147,892			147,892

Loss for the period		-		-		-		-		(607,316)				(607,316)
				------------	----------	---------------	------------	---------------	---
-----------------	-------------
Balance, June
30, 1999			5,900,380	$59,004		$7,834,177	$400,000	$(7,573,782)	$(347,789)
$371,610


MICEL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS (UNAUDITED)

1.CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet at June 30, 1999, the consolidated statements of loss for the nine and three months ended June 30, 1999 and 1998, and the consolidated statements of cash flows for the nine months ended June 30, 1999 and 1998, have been prepared by the Company, and are unaudited.

Reference should be made to the notes to the Company's September 30,1998 audited consolidated financial statements for additional details of the company's consolidated financial condition, results of operations and cash flows. The details in those notes have not changed except as a result of normal transactions in the interim. All adjustments (of normal recurring nature) which are, in the opinion of management, necessary to a fair presentation of the results of the interim period have been included.


2.Micel's Subsidiaries:

a. Microkim
Founded in 1972, by M/A Comm, Microkim is dedicated to providing advanced products for a broad range of military and commercial applications. The company is a leading supplier of portable field testers and simulators, RF and microwave systems, sub-systems and components for application in Communication, Electronic warfare, Radar, Test Equipment and Simulators/Testers.

Microkim is 100% held by the parent.

b. RadioTel

RadioTel Ltd. was established in 1996 in Israel, to develop a managed wireless Synchronous
Digital Hierarchy (SDH) transmission network. Through the use of novel techniques and state of the art technologies the Company hopes to extend wideband wireline/fiber services into the wireless domain. These wireless networks are used to extend the existing and future infrastructure while at the same time supplying full transparency of all protocols (i.e. ATM (Asynchronous
Transfer Mode), IP (Internet Protocol), and SDH) with the same reliability and uninterrupted service of wireline services.

RadioTel is 51.5% held by the parent.

The financial statements of RadioTel are consolidated into the Company's financial statements.

c. MICEL Wireless Corp.

MICEL Wireless Corp., a U.S. corporation located in Florida, is an international telecommunications company engaged in the sourcing, marketing and sales of wireless telephone terminals and other related products. MICEL Wireless currently represents certain manufacturing companies and telecom agencies as a purchasing agent and sales representative.

MICEL Wireless Corp. designs, manufactures, and sells fixed cellular terminals for Wireless Local
Loop (WLL) applications in developing countries.

Micel Wireless is jointly held by the parent and by Export Business &Services Inc. ('EBS").


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

Transactions and balances denominated in U.S. dollars are presented in their original amounts.
Non-dollar transactions and balances have been remeasured to U.S. dollars accordance with statement
No. 52 of the Financial Accounting Standards Board ('FASB"). All transactions gains and losses from remeasurement of monetary balance sheet items denominated in non-dollar currencies are reflected in the statements of operations as financial income or expenses, as appropriate.


FINANCIAL CONDITION:


The company's operations in the nine months of the fiscal year ending on September 30, 1999 ('Fiscal
1999') have been financed principally from revenues from sales, research and development grants and by a private placement of shares in RadioTel.

The total amount of outstanding loans, credit facilities and guarantees from banks is approximately
$256,000 and is secured by liens on certain of Microkim's property and equipment, share capital and insurance rights, and by a secured interest in all of Microkim's assets. This amount includes approximately $11,000 of long-term borrowings from Israel Industrial Development Bank Ltd., to be repaid between 1999 and 2000. This also includes approximately $201,000 of performance guarantees pursuant to contracts with customers.

In the nine months ended June 30, 1999 net cash equivalents decreased by $520,210 as a result of using $919,908 in operating activities, $225,156 for purchase of fixed assets, $185,893 in bank overdraft facilities, $11,943 repayment of long term debt, offset $385,000 from proceeds from shareholders loan and $437,690 from issuance of subsidiary shares to third parties.


RESULTS OF OPERATIONS

Nine months ended June 30, 1999 compared to the nine months ended June 30, 1998.

Sales in the nine months ended June 30, 1999 were $1,321,676 as compared with $2,070,208 in the nine months ended June 30, 1998. The decrease in sales compared to the 1998 period resulted from the delay in delivery of certain products. We expect to deliver a portion of these by September 30,
1999.
In addition, one of our main customers stopped new orders due to merging with another company. We are negotiating with this company to sell them certain products.

Cost of sales in the nine months ended June 30, 1999 was 49.94% of sales or $659,995 as compared with 65.13% or $1,348,339 in the same period in 1998. The changes in the cost of sales is caused by the type of product that was delivered on that period, the cost of sales is not homogenous for all the product.

Research and development expenses (net) increased to $1,229,681 or 93.04% of sales in the nine months ended June 30, 1999 from $863,712 or 41.72% of sales in the same period in 1998. The increase was caused by new research and development activities performed by RadioTel.

Selling & marketing expenses in the nine months ended June 30, 1999 were $186,974 or 14.15% of sales compared to $163,514 or 7.9% of sales in the same period in 1998, due to the fixed cost not decreasing although sales decreased in the period and due to increasing marketing for new customers.

General and administrative expenses decreased to $670,692 or 50.75% of sales in the nine months ended June 30, 1999 from $710,880 or 34.34% of sales in the same period in 1998. The decrease was mainly due to a reduction in legal fees and increased efficiency.

Financial income in the nine months ended June 30, 1999 was $66,771 compared with expenses of
$30,546 in the same period in 1998. The increase was mainly due to interest from short-term investments and the devaluation of the Israeli Shekel.

Minority share in RadioTel losses amounted to $708,173 (see also note 2b above) as compared to
$349,183 in the same period in 1998.

Company's share in the income of its 50% held affiliate, Micel Wireless, for the first nine months of fiscal year 1999, was $43,406 compared with the loss of $3,765 in the first nine months of fiscal 1998.

In the nine months ended June 30, 1999, the company reported a loss of $607,316. In the same period in 1998, the Company had a loss of $701,365. The loss is attributable mainly to the operations of
RadioTel, which is primarily an R&D company.

The inventories at June 30, 1999, consisted of $532,834 raw materials and $346,176 work in process as compared to $482,062 raw materials and $183,009 work in process at September 30, 1998.

The company is committed to pay royalties to the office of the Chief Scientist of the State of Israel
("OCS") in respect to products under development for which the OCS participated by way of grant.
The royalty is computed at the rate of 2%-5% of proceeds from sales of such products up to the amount of such grant. In the nine months ended June 30, 1999 the company paid $6,830 royalties.



MICEL CORP. AND SUBSIDIARIES

PART II - OTHER INFORMATION


Item 1.	Legal Proceeding
Reference is made to Form 10-KSB for the year ended
September 30, 1998.

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

MICEL CORP.

Registrant Date: ?August?? 14th, 1999		By: /s/ Ron Levy

----------------------------------------
President and
Chief Executive and Financial Officer