Form 10-K
period 1999-09-30
MICEL CORP
filed 2000-01-11
CIK 874788

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

Registrant's revenues for fiscal year ended September 30, 1998 was $3,720,760.

The aggregate market value of voting stock held by non-affiliates of the registrant is $9,238,308 as of December 31, 1997.

The number of shares outstanding of the registrant's Common Stock as of December 31, 1997 is:

		Class					Outstanding at
December 31, 1997
	Common Stock, $.01 par value				6,100,380
Part 1

Item 1.  Business


     The Company is engaged in the development, manufacture and sale of radio frequency (ARF@) microwave components and custom made integrated assemblies for commercial and military applications. These wireless applications include radio communications, electronic warfare (AEW@) and radar.

Other applications that the Company is developing are microwave products for the commercial telecommunications field, such as radios for rural telecommunications and point to point communications. The Company possesses the product and technology base necessary for the production of certain microwave components and complete subsystems.

The Companys corporate strategy is to create a series of separate operating divisions to support the manufacture, marketing/sales, and distribution of specific commercial technologies.

RadioTel, Ltd., RadioTel Ltd., located in Israel, was established to develop managed wireless SDH transmission network.
Through the use of novel techniques and state of the art technologies the Company's mission is to extend wideband wireline/fiber services into the wireless domain. These wireless networks are used to extend the existing and future infrastructure while at the same time supplying full transparency of all protocols (i.e.
ATM, IP, SDH) with the same reliability and uninterrupted service of wireline services.

On March 31, 1998, RadioTel supplied an ISDN (Integrated Service Digital Network) Multi-Link, for technology evaluation, to MadenTech Consulting Engineering Inc.

The financial statements of RadioTel are consolidated into the Company's financial statements.

Since September 30, 1997, Clal Venture Capital Fund Limited Partnership
(Clal), H.B. Radio Investment Limited Partnership (HB), and ComSor Investment Fund LDS (ComSor) purchased 95,000, 95,000 and 125,000 shares respectively, at a purchase price of $10 per share- total investment of $ 3,150,000.
As a result, Clal, HB and ComSor own 11.69%, 11.69% and, 15.38% respectively, and the company owns 41.23%, of RadioTel Ltd.

Microkim, Ltd., a wholly-owned subsidiary located in Israel, acts as the Company=s manufacturing, research and development arm, in addition to developing innovative technologies for commercial use by other operating divisions. Microkim has commercialized specialized RF and microwave products for telecommunication applications, electronic warfare systems and radar systems.

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

 ? Passive PCS Antenna

Microkim had developed A low cost antenna for PCS application that requires easy installation of point to point communication in hard environmental conditions. The high performance of the antenna enables an improvement of the base station range.

 ? Active PCS Antenna

For PCS applications that demand relatively long RF cable between the Antenna and the subscriber unit, MicroKim has developed an Active PCS Antenna for system performance upgrading and system price reduction.
This Antenna improves the overall performance by placing the Low Noise Amplifier (LNA) inside the Antenna (improving significantly the Noise Figure of the system) and also placing the Power Amplifier (PA) inside the Antenna (overcoming the loss of the cable). By using this Antenna the coverage range can be greatly extended.
The only link between the Antenna and the Subscriber unit is by the RF cable that carries the RF signals, the control signal and the DC power.

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

     Backlog.   At September 30, 1998 the approximate backlog of orders of the Company's products and services was $1,000,000. The backlog at September 30, 1997 was approximately $2,450,000. Backlog includes only those customer commitments for which a delivery schedule has been established by the Company and the customer. It is expected that most of the current backlog will be shipped or completed within the ensuing twelve months. In the Company's experience, its backlog at a given time is not necessarily indicative of prospective revenue for any respective period.

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

      In February 1998, Microkim signed an agreement with Radiotel, for the development of the Out Door Unit (ODU) to be a part of a RF Links that developed by Radiotel.
Development of ODU has been completed in Fiscal 1998.

      In July 1997, Microkim signed an agreement with Micel Wireless for the development of an AMPS Rural Cellular Telephone, which is the main field of interest of Micel Wireless.
Development has been completed in Fiscal 1998.
Micel Wireless sales are expected to provide a distribution channel for Microkim's AMPS Rural Cellular Telephone. In addition, Microkim will seek other suppliers and operators to generate additional AMPS Rural Cellular Telephone sales.

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

     During Fiscal 1997 and 1998, the Company's gross research and development activities aggregated $404,009 and $1,520,885, respectively, including grants of $117,190 and $185,688, respectively, received from the OCS.

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

     Approximately 58% of the Company's sales during the fiscal year ended September 30, 1998, were made to customers in Israel directly by the
Company's sales staff.   In Fiscal 1998,Elisra and Elta Electronics
Industries Ltd. represented approximately 26% and 13% of total sales, respectively. In addition, ASDI represented approximately 31% of total sales, during fiscal 1998.

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

Patents

     The Company believes its ability to compete depends primarily on the technical competence, knowledge and experience of its management and personnel and their abilities to develop, improve and market its products. Nevertheless, others may be able to learn certain of the Company's trade secrets or copy its product designs. The Company does not presently own any patents, however, the Company intends to file patent applications for any patentable inventions, processes or improvements that the Company may develop in the future when it believes that meaningful patent protection can be obtained. During Fiscal 1992, the Company filed a patent application in Israel entitled: "Apparatus for Testing Electronic Warfare Systems," related to the unique design of the RSS-4000. To date, this patent has not been issued.

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

     In July 1994, the Company commenced a civil action in Israel in the approximate amount of $3,000,000 against M/A Com and Hillel Weinstein for false representations made by M/A Com and Dr. Weinstein in connection with the purchase of Microkim Ltd. from M/A Com and for subsequent damages
resulting from such misrepresentations.   Dr. Weinstein is no longer a
defendant or counter claimant in this action as a result of the agreement reached on May 27, 1996. M/A Com filed a motion for cancellation of the Companys request for Aout of boundaries jurisdiction. This motion was granted. Micel reapplied to the court for permission to serve M/A Com extraterritorially, submitting additional affidavits in support of the application. The court granted this application and service is currently being effected.

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

Item 6
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General  -

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

In Fiscal 1998, the Company issued 350,000 shares of common stock in a private placement at $2.00 per share.

     The total amount of outstanding loans, credit facilities and guarantees from banks at September 30, 1998 were approximately $347,223 and is secured by liens on certain of Microkim's property and equipment, share capital and insurance rights, and by a secured interest in all of Microkim's assets. This amount includes approximately $23,004 of long term borrowings from Israel Industrial Development Bank Ltd. to be repaid between 1998 and 2000. This also includes approximately $94,500of performance guarantees pursuant to contracts with customers. The Company has approximately $235,000 unused lines of credit.

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

     In the year ended September 30, 1998, net cash and cash equivalents increased by $937,604 as a result of $2,496,548 issuance of subsidiary shares, $700,000 from issuance of stock and $222,098 from short-term bank credit. This was offset by $1,849,549 from operating activities, $577,769 purchase of equipment, $35,000 investment in affiliated company, $18,724 repayment of long term debt .

     As of September 30, 1998, $229,719 of short term bank credits were denominated in New Israeli Shekels and $79,227 of cash and cash equivalents are denominated in Israeli Shekels.

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

    The Company committed to fund RadioTel in the amount of $1,235,025
through October 30, 1998.   In the event that such additional funding is not
provided to RadioTel, Micels ownership of RadioTel may be diluted. Since September 30, 1997, the Company raised funds of $400,000 through the sale of stock at $2.00 per share.


Results of Operations

     		  Year ended September 30, 1998 compared to the year ended September 30, 1997.

     Sales in the Fiscal year ended September 30, 1998 ("Fiscal 1998") were $2,740,476 as compared with $3,720,760 in the year ended September 30, 1997 ("Fiscal 1997").The decrease in sales compared to Fiscal 1997 resulted from the completion of a certain project representing sales of $1,189,000.

     Cost of sales in Fiscal 1998 was 58% of sales or $1,595,035, as compared with 72% or $2,688,709I in the same period in 1997. In Fiscal 1998, cost of materials was approximately 36% of sales compared to approximately 46% of sales in Fiscal 1997, subcontractor expenses were approximately 2% of sales in Fiscal 1997 compared to approximately 1% of sales in Fiscal 1997, salaries were approximately 21% of sales in Fiscal 1998 compared to approximately 16% in Fiscal 1997 and other expenses and depreciation were approximately 1% of sales in Fiscal 1998 compared to approximately 4% of sales in Fiscal 1997.

     Research and Development expenses net of government subsidies increased from $404,009 or 11% of sales in Fiscal 1997 to $1,520,885 or 55% of sales in Fiscal 1998. The increase was caused primarily by an increase in the scale of the Company's research and development activities.

     Selling expenses increased from $118,206 or 3% of sales in Fiscal 1997 to $218,525 or 8% of sales in Fiscal 1998. The increase resulted primarily from a increase in marketing activities .

     General and Administrative expenses increased from $680,976 or 18% of sales in Fiscal 1997 to $1,002,285 or 37% of sales in Fiscal 1998, primarily as a result of the of operations of RadioTel .

    The Companys results of operations include its equity in the loss of its affiliate, Micel Wireless Corp., amounting to $32,190. This affiliate commenced operations October 1, 1996.

    In Fiscal 1998 Interest expense were $65,738 or 2% of sales as compared with $75,497 or 2% of sales in Fiscal 1997.

     In Fiscal 1998, other income increased to $36,526 compared with $18,366 in Fiscal 1997,mainly as a result of interest from Radiotel's fixed-term deposits.

     Due to the above, in Fiscal 1998, the Company reported a net loss of $991,123 or $.017 per common share and in Fiscal 1997, the Company reported a net loss of $209,026.


ITEM 7.   Financial Statements

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

Ron Levy has been President and Director of the Company since October 1, 1996. Prior to that time he was a consultant to Microkim Ltd, the Companys wholly owned subsidiary. From October 1992 to November 1995 he was President and Chief Executive Officer at EUROM Flash Ware Solutions Ltd. and from September 1990 to September 1992 he was Project Manager at SanDisk Corporation in Santa Clara, CA. From September 1982 until September 1990 he was a manager of Tadiran Communication Micro Electronic Center. Mr. Levy has received his B.S. degree in Electrical Engineering and Computer Science from the University of California in Berkeley.

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








SUMMARY COMPENSATION TABLE


Name and Principal Position	Year	Annual 	Compensation Salary ($)
Other Annual Compensation	Long-Term Compensation Awards Options#
Ron Levy, President, Chief Executive Officer		1997
$95,149	 $25,883	(1)   		-0-(2)
Joseph Moscovitz, (3)
1996	      $84,590	  18,750        (1)
-0-
	   1995	       $76,976  	  18,323         (1)
15,000


____________________________
(1)	Total value of non-cash compensation.

(2)	Mr. Levy received options to purchase six percent of the stock of
RadioTel Ltd., a subsidiary of the Company, exercisable for a nominal amount. The option vests to the extent of one-half at the end of two years from the date of grant and the remainder at the rate of two percent per month commencing on the 25th month from the date of grant.

(3)	President until September 30, 1996.

	OPTION GRANTS IN 1997




	Name (a)
Options
Granted (b)
	Percent of Total
	Options Granted
	To Employees in
	Fiscal Year 1997(c)
Exercise          Price (d)
Expiration               Date (e)
Ron Levy		        0    (1)
Benjamin Sporn (2)	     100,000	           100%	      $2.00
October 5, 2007

____________________________
(1)	See Note (2) to the Summary Compensation Table
(2)	Mr. Sporn was Chairman of the Board until November 14, 1997.

	AGGREGATED OPTION EXERCISES IN 1997 AND FOR YEAR-END VALUES







Name	Shares Acquired
on Exercise (#) (b)	Value
Realized ($) (c)	Number of
Unexercised Options
at Fiscal Year-End

Exercisable/
Unexercisable (d)	Value of
Unexercised
in-the-Money
Options at Fiscal
Year-End ($)

Exercisable/
Unexercisable (e)
Ron Levy	-0-	-0-
	25,000/100,000(1)
	-0-/-0-
Benjamin Sporn	-0-	-0 -	115,250/21,750	12,600/0

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

	Mr. Tuvia Barak, a principal in Quest Enterprises Inc. and Mr. Ron Levy, President of the Company, each received an option, exercisable for nominal value, to purchase up to 6% of the equity of RadioTel Ltd., a subsidiary of the Company. The options vest to the extent of one half at the end of two years and the remainder at the rate of 2% per month commencing on the 25th month from date of grant. The options will only vest if such persons are still an employee or a consultant to RadioTel.
In addition, the Company has been informed that Mr. Barak and Mr. Levy collectively own 10% of EBS, Inc., the other Shareholder of Micel Wireless Corp.

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


MICEL CORP. AND SUBSIDIARIES


CONSOLIDATED FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 1998


IN U.S. DOLLARS



INDEX

						Page

Report of Independent Auditors			F-2

Consolidated Balance Sheet			F3 - F4

Consolidated Statements of Operations		F5

Statements of Changes in Shareholders' Equity	F6

Consolidated Statements of Cash Flows		F7 - F8

Notes to Consolidated Financial Statements		F9 -F21

Signatures					F22




- - - - - - - -



REPORT OF INDEPENDENT AUDITORS

To the Shareholders of

MICEL CORP. AND SUBSIDIARIES


	We have audited the accompanying consolidated balance sheet of Micel Corp. Ltd. ("the Company") and its subsidiaries as of September 30, 1998, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

	The consolidated financial statements of the Company as of September 30, 1997 and for the year then ended were audited by other auditors whose report dated January 9, 1998 expressed an unqualified opinion on those statements.

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





MICEL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET



								September
30, 1998
								U.S. dollars

	ASSETS

CURRENT ASSETS:
	Cash and cash equivalents					$
1,428,604
	Trade receivables less allowance for doubtful accounts
		of $ 42,000					727,332
	Other accounts receivable
181,063
	Inventories						665,071

Total current assets						3,002,070


INVESTMENT IN AFFILIATED COMPANY			122,555


DEPOSITS WITH INSURANCE COMPANIES
	AND PENSION FUNDS					350,855


PROPERTY, PLANT AND EQUIPMENT, NET			684,120


Total assets							$
4,159,600




The accompanying notes are an integral part of the financial statements.


		LIABILITIES AND SHAREHOLDERS' EQUITY



CURRENT LIABILITIES:

	Short-term bank credit					$  229,719
	Current maturities of long-term debt			15,500
	Accounts payable and accrued liabilities
830,966
	Advances from customers					43,900

Total current liabilities
1,120,085


ACCRUED SEVERANCE PAY					429,431


LONG-TERM DEBT, net of current maturities			7,504

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST						547,945

SHAREHOLDERS' EQUITY:

Preferred stock, $ 0.01 par value - redeemable or convertible;
	5,000,000 shares authorized; no shares issued and
	outstanding						-
Common stock, $ 0.01 par value - 25,000,000 shares
	authorized; 6,100,380 shares issued and outstanding
61,004
Capital reserve							1,282,070
Additional paid-in capital
7,986,842
Accumulated deficit						(6,839,935)
Deferred compensation 						(435,346)

Total shareholders' equity
2,054,635

								$
4,159,600


The accompanying notes are an integral part of the financial statements.


MICEL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS




								Year ended
								September
30,
								1998
1997
									U.S.
dollars


Sales								$
2,740,476		$ 3,720,760
Cost of sales							1,595,035
2,688,709

Gross profit							1,145,441
1,032,051

Research and development expenses, net				1,520,885
404,009
Selling expenses
218,525			118,206
General and administrative expenses
1,002,285	               680,976

Total operating expenses
2,741,695		1,203,191

Loss from operations						1,596,254
(171,140)

Interest and other income
36,526			18,366
Interest and other expense
(65,738)			(75,497)
Income (loss) of subsidiary
(32,190)			19,245
Minority interest in losses of subsidiaries
666,533			-

Loss for the year							$
(991,123)		$ (209,026)

Basic and diluted loss per share					$
(0.17)		$    (0.04)

Shares used in per share calculations - basic
5,976,817		5,560,630

Shares used in per share calculations - diluted
5,843,151


The accompanying notes are an integral part of the financial statements.








MICEL CORP. AND SUBSIDIARIES

STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


						Additional

						paid-in
			Common stock		capital
			Number of		and capital    Accumulated
Deferred
			shares		Value	reserve	       deficit
compensation	Total

			U.S. dollars

Balance as of
September 30, 1996	5,365,380	$ 53,654 $5,785,986  $(5,639,786)
$-	$ 199,854

Issuance of common
stock in private placement	385,000		3,850	747,400		-
-	751,250

Deferred compensation	-		-	498,240		-
(498,240)	-
Amortization of deferred
compensation		-		-	-		-
134,940	134,940
Loss for the year		-		-	-
(209,026)		-	(209,026)

Balance as of
September 30, 1997	5,750,380	57,504	7,031,626     (5,848,812)
(363,300)	877,018


Issuance of common stock (net of issuance expenses)
in a private placement	350,000		3,500 	696,500	       -
700,000

Capital reserves resulting from issuance of subsidiary
shares to a third party			-          1,282,070        -
1,282,070
Deferred compensation			-	258,716	        -
(258,716)	-
Amortization of deferred compensation	- 	-	        -
186,670	186,670
	Loss for the year			-	-
(991,123)		-	(991,123)

Balance as of
September 30, 1998	6,100,380    $61,004      $9,268,912   $(6,839,935)
$(435,346)	2,054,635





MICEL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS


									Year
ended

September 30,
								1998
1997

U.S. dollars
Cash flows from operating activities:

Loss for the year							$
(991,123)		$ (209,026)
Adjustments to reconcile loss to net cash provided by
	(used in) operating activities:
	Depreciation and amortization				112,552
84,468
	Equity in loss of affiliates
32,190			(19,245)
	Amortization of deferred compensation			186,670
134,940
	Gain on sale of fixed assets
(8,505)			-
	Minority interest in losses of subsidiaries
(666,533)		-
	Non-cash consulting fees					-
6,250
	Provision for allowance for doubtful accounts		-
12,000

	Changes in assets and liabilities:
		Decrease (increase) in accounts receivable
(387,063)		805,827
		Decrease (increase) in inventories
229,921			(186,067)
		Decrease in accounts payable and accrued liabilities
(102,222)		(510,616)
		Increase (decrease) in advances from customers	(279,938)
146,729
		Increase in accrued severance pay
24,502			8,861

Net cash provided by (used in) operating activities
(1,849,549)		274,121

Cash flows from investing activities:

Production of fixed assets
(70,907)			-
Purchase of fixed assets
(519,363)		(85,537)
Proceeds from sale of fixed assets
12,501			-
Note receivable from affiliate					-
(100,000)
Investment in affiliated company
(35,000)			(500)

Net cash used in investing activities					$
(612,769)		$ (186,037)

Cash flows from financing activities:

	Repayment of long-term debt				$  (18,724)
$ (109,737)
	Net change in short-term bank overdraft facilities
222,098			(313,436)
	Proceeds from issuance of common shares, net		700,000
745,000
	Issuance of subsidiary shares to minority
2,496,548		-

Net cash provided by financing activities
3,399,922		321,827

Increase in cash and cash equivalents				937,604
409,911
Cash and cash equivalents at the beginning of the year		491,000
81,089

Cash and cash equivalents at the end of the year			$
1,428,604		$ 491,000

Supplemental cash flow information

Interest paid							$    24,862
$  33,010

Supplemental disclosure of non-cash investing and financing activities


During the year ended September 30, 1997, the Company issued 12,500 shares of common stock at $ 0.50 per share in exchange for consulting services rendered to the Company.





MICEL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1:	GENERAL

Micel Corp. ("the Parent") was incorporated on June 25, 1987 and operates in the U.S.A. and Israel through Israeli and American subsidiaries (collectively the "Company"). The principal business activities of the Company are the production, development and marketing of electronic equipment.

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

b.	RadioTel

RadioTel Ltd., located in Israel, was established to develop a managed wireless SDH transmission network.

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

Micel Wireless Corp., a Florida corp. and a joint venture between the Company and export Business & Services, Inc. ("EBS"), is an international telecommunications company engaged in the sourcing, marketing and sales of wireless telephone terminals and other related products. Micel Wireless currently represents certain manufacturing companies and telecom agencies as a purchasing agent and sales representative.

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



NOTE 2:	SIGNIFICANT ACCOUNTING POLICIES

a.	Principles of consolidation:

The consolidated financial statements include the accounts of the parent and its subsidiaries and have been prepared in accordance with generally accepted accounting principles in the United States. significant intercompany accounts and transactions have been eliminated on consolidation. The company's 50% owned investee, Micel Wireless, is accounted for by the equity method.

b.	Financial statements in U.S. dollars:

The currency of the economic environment in which the operations of the Company and its subsidiaries are conducted is the U.S. dollar ("dollar"). Thus the dollar is the functional currency of the Company and its subsidiaries.

Accordingly, for the Company and its subsidiaries, transactions and balances denominated in dollars are presented at their original amounts. Gains and losses arising from non-dollar transactions and balances are included in the determination of net income or loss.

c.	Use of estimates:

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

d.	Cash and cash equivalents:

The Company considers all highly liquid investments, originally purchased with maturities of three months or less, to be cash equivalents.

e.	Inventories

Inventories are stated at lower of cost or market. Cost is determined as follows:

  Raw materials - using the weighted average method.
  Work in process - based on the value of raw materials used, plus labor and overhead which are determined using the average standard cost method.



f.	Property, plant and equipment:

Property, plant and equipment are stated on the basis of cost, net of grants received. Depreciation on property, plant and equipment is provided using the straight-line method, over the estimated useful lives of the assets. Amortization of leashold improvements is provided using the straight-line method over the shorter of their estimated useful lives or lease term. The estimated useful lives are as follows:

					Years

Machinery and equipment			5 - 6
Computer and related equipment		3 - 5
Vehicles					6
Office furniture and equipment		6 - 14
Leasehold improvements			10

g.	Product warranties:

The provision for product warranties is recorded on the basis of the experience of the subsidiaries' and engineering estimates.

h.	Revenue recognition:

Revenue from sales of products are recognized upon delivery, provided that no significant vendor obligations remain and the collection of the related receivable is probable.


i.	Research and development:

Research and development expenses, net of participations from the Chief Scientist of the Israeli Ministry of Industry and Trade and the Binational Industrial Research and Development Foundation ("BIRD Foundation") of $355,558 and $117,190 for the years ended September 30, 1998 and 1997, respectively, are charged to expenses as incurred (see Note 9).

j.	Earnings (Loss) per share:

Basic earnings (loss) per share are computed based on the weighted average number of common shares outstanding during each year. Diluted earnings per share are computed based on the weighted average number of common shares outstanding during each year, plus the dilutive potential of common shares considered outstanding during the year, in accordance with FASB Statement No. 128, "Earnings Per Share".



k.	Accounting for impairment of long-lived assets:

During March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". This statement establishes financial accounting and reporting standards for the impairment of long lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and long lived assets and certain identifiable intangibles to be disposed of. This statement is effective for financial statements for fiscal years beginning after December 15, 1995, and as such it was adopted by the Company during the fiscal year ending September 30, 1997. The adoption of SFAS 121 did not have a material effect on the Company's consolidated financial statements.

l.	Stock-based compensation:

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), in accounting for its employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

The Company has adopted SFAS No. 123, "Accounting for Stock-Based
Compensation", with respect to warrants issued to non-employees. SFAS No. 123 requires use of option valuation models to measure the fair value of the warrants at the grant date.


NOTE 3: 	MICEL WIRELESS CORP.

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

Micel Wireless Corp. designs, manufactures, and sells fixed cellular terminals for WLL applications in developing countries. The Company capitalised on the technical capabilities of RadioTel, the existing knowledge of the cellular and wireless local loop markets and a network of distribution channels. Micel Wireless' initial focus has been in Latin America, where Micel Wireless expects to take immediate advantage of existing WLL opportunities.

The Company accounts for the operations of Micel Wireless using the equity method of accounting.



According to the Shareholders' Agreement between EBS, the Company, and Micel Wireless, the Company loaned $135,000 to Micel Wireless, which bears interest of 12% per year, payable annually. The loan will become due at a mutually agreed upon time between EBS and the Company.

NOTE 4: -	INVENTORIES
Inventories consisted of the following as of September 30, 1998:

							September 30, 1998
							U.S dollar

Raw materials						$  482,062
Work-in-process						253,916

							$ 735,978

Included in work-in-process inventories are labor and overhead of approximately 72,000 and $ 63,000, respectively, at September 30, 1998.


NOTE 5: 	PROPERTY, PLANT AND EQUIPMENT, NET

Property , plant and equipment consisted of the following as of September 30, 1998:

Machinery and equipment					$  2,056,662
Computer and related equipment				278,942
Vehicles						133,994
Office furniture and equipment				76,375
Leasehold improvements					13,212
							2,559,185
Less - accumulated depreciation and amortization		(1,875,065)

							$  684,120

Depreciation expenses amounted to $ 112,552 and $ 84,468 for the years ended September 30, 1998 and 1997, respectively.



NOTE 6: 	LONG-TERM DEBT

Long-term debt consisted of the following at September 30, 1998:

						Annual Interest Rate
Principal Outstanding

Israel Industrial Development Bank Ltd.		LIBOR +1.375%		$
23,004


23,004
Less - current maturities
15,500

									$
7,504

In 1993, the Company obtained $96,132 in financing through the Israel Industrial Development Bank Ltd. The obligation is secured by inventory and related equipment. The obligation is payable in quarterly installments up to $ 3,875 through March 2000.

The LIBOR interest rate as of September 30, 1998 was 6%.

Long-term debt matures as follows:

For the year ended September 30:

1999 		$  15,500
2000		7,504

		$   23,004

The Company's long-term debt, including current maturities, as well as bank overdrafts, is secured by liens on Microkim's property and equipment, share capital and insurance rights, and by secured interests in all of Microkim's assets.



NOTE 7: -	ACCRUED SEVERANCE PAY, NET

Under Israeli law, the subsidiaries are required to make severance or pension payments to dismissed employees. The subsidiaries discharge this liability by annual accruals, payment of premiums to insurance companies under approved plans and deposits with a severance pay plan.

The Company, as a practice, contributes monies on behalf of its senior Israeli employees to a fund known as "managers' insurance". This fund provides a combination of a saving plan, insurance and severance pay benefits to the employees. The employees contribute an amount equal to 5% of their wages and the Company contributes an additional 13 1/3% of their wages. The Company is relieved of any liability upon payment to a managers' insurance fund.

Expenses for both severance pay and the managers' insurance fund for the years ended September 30, 1998 and 1997 totaled $ 153,867 and $ 38,140, respectively.


NOTE 8: -	INCOME TAXES

a.	Taxation of the parent:

The parent Company is taxed under the relevant laws in the United States. At September 30, 1998, net operating loss carryforwards ("NOL's") available to reduce future federal taxable income amount to approximately $ ___million, which expire from 2003 through 2011. The use of such carryforwards may be limited as a result of ownership changes resulting from share issuances. The ultimate realization of the tax benefits is dependent upon the Parent's earning future federal taxable income. The Company has recorded a deferred tax asset in the amount of approximately $______ related to its available NOL carryforwards. A valuation allowance for the entire balance has been recorded due to the uncertainty of the tax asset's future realization.

b.	Taxation of the Subsidiaries

The subsidiaries are subject to tax laws in Israel, which provide for:

1)	Measurement of results for tax purposes in terms adjusted for inflation (adjusted to the changes in the Israeli consumer price index, "CPI").

2)	Regular tax rates applicable to income not derived from the
"Approved Enterprise" (see below) are 37% for 1995 and 36% from 1996 to
1998.



3)	Reduced tax rates of 10% - 25% on taxable income derived from certain of Microkim's production facilities which have been granted "Approved Enterprise" status (periods expiring in 1998 and 2005).

At September 30, 1998, Microkim has carryforward tax losses approximating $
4.8 million. Under Israeli tax law, this amount is linked to the CPI and may be carried forward indefinitely. In the event that Microkim realizes a benefit in the future for such linkage, income tax expense will be reduced at that time. As the realization of the tax benefit of the loss carryforward is predicated upon Microkim achieving profitability, a valuation allowance has been provided for the full amount of the deferred tax benefit. The effective future tax rate cannot be estimated as the allocation of net income in the future between the statutory rate (36%-37%) and the "Approved Enterprise" rate (10-25%) is not predictable.

Microkim underwent income tax audits relating to tax years 1991 through 1993 which resulted in a reduction of carryforward tax losses of approximately $508,000. Microkim has not accrued any amounts relating to future audits as any disallowed expenditures would only offset the future loss carryforwards.


NOTE 9: -	COMMITMENTS AND CONTINGENCIES

a.	Lease commitment

Microkim has entered into an operating lease agreement for the space it occupies, which expires in December 2002. The rental payments through the lease expiration in 2002 (which are linked to the CPI) approximate $ 8,750 per month. Rent expense for the years ended September 30, 1998 and 1997 was approximately $ 90,000 and $ 63,000.
Radio Tel entered into a two and a half year operating lease agreement beginning October 1997 for the space it occupies. The rental payments through the lease expiration (which are linked to the Israeli CPI) approximate $4,800 per month. Rent expense for the years ended September 30, 1998 and 1997 was approximately $58,000 and $72,300 respectively.

Minimum future annual rentals payable at reles in effect of September 30, 1998, are as follows:

Year

1999 	$162,000
2000 	$138,600
2001 	$ 105,000
2002 	$ 105,000

In fiscal 1996, Microkim reached an agreement with its lessor to repay approximately $110,000 in back rent in monthly payments through April 1, 1999. In January 1997, the Company reached a final settlement with its lessor whereby the Company paid $50,000 in full payment of the remaining obligation of $75,292.



b.	Royalty commitment:

Microkim is committed to pay royalties to the Government of Israel and the BIRD Foundation in respect to products under development for which they participated by way of grant. The royalty is computed at the rate of 2% to 5% of proceeds from sales of such products, up to the aggregate amount of such grants ($ _____ as of September 30, 1998). The commitment is in force for a period of seven years from commencement of sale of each product. Royalties paid during the years ended September 30, 1998 and 1997 totaled $ 23,223 and $12,517, respectively.

As security for compliance with the terms of an investment grant received from the State of Israel, Microkim registered floating security interests on all of its assets.

c.	Bank guarantees:

In connection with certain contracts entered into with customers, Microkim is required to obtain performance guarantees from several banking institutions. The total performance guarantees outstanding at September 30, 1998 were approximately $ 94,500.

d.	Representative agreement:

The Company entered into a representative agreement with a company (the "Supplier") in 1993 pursuant to which the Supplier was appointed the exclusive representative for certain product components (RF and microwave) in the United States, Canada and Mexico. In May 1995, the parties amended the agreement to continue relations on a non-exclusive basis. The Company will pay the Supplier a commission of 10% on all sales that the Supplier makes. This agreement does not have a specified termination date but may be canceled by either party with 90 days prior written notice. To date, the Company has not yet received any purchase orders pursuant to this agreement.

e.	Legal proceedings:

In July 1994, the Company commenced a civil action in Israel in the approximate amount of $3,000,000 against the previous owner of Microkim and the former president for false representations made by the previous owner of Microkim in connection with the purchase of Microkim from the previous owner of Microkim and for subsequent damages resulting from such misrepresentations. The former president has denied the charges and has counterclaimed against the Company and certain officers for indemnification in the event that the Company is successful. In addition, he has counterclaimed against the Company for approximately $33,000 claiming that he is entitled to be indemnified by the Company for legal fees. The former president is no longer a defendant of counter-claimant in this action as a result of a settlement agreement reached on May 27, 1996. The previous owner of Microkim filed a motion for cancellation of the Company's request for "out of boundaries" jurisdiction which was granted. Therefore the Company reapplied to the court for permission to serve the previous owner extraterritorially, submitting additional affidavits in support of the application. The Company is in the process of serving the pervious owner.



The Company believes that the outcome of these proceedings is not likely to have a material adverse effect on the Company's consolidated financial position or results of operations.


NOTE 10: -	SHAREHOLDERS' EQUITY

a.	Common Stock:

During fiscal year 1998, the Company issued 350,000 shares of common stock at $ 2.00 per share in private placement.

During fiscal year 1997, the Company issued 372,500 shares of common stock at $2.00 per share in a private placement. The Company also issued 12,500 shares of common stock at $0.50 per share as payment for consulting services rendered to the Company during fiscal 1997.

In November 1996, the shareholders approved a one-for-ten reverse stock split, which reduced the common shares issued and outstanding from 53,653,800 to 5,365,380, and at the same time approved an amendment to the Company's Certificate of Incorp.decreasing the number of authorized shares of common stock from 85,000,000 to 25,000,000 shares. All share and per-share references have been restated to reflect the reverse stock split as if it had occurred at the beginning of all periods presented.

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


b.	Preferred stock:

The Company is authorized to issue 5,000,000 shares of preferred stock of $0.001 par value.

In August 1996, the Company redeemed 10 shares of 1993 preferred stock for their original cost of $10,000 plus accrued interest of $1,600 through that date.

c.	Underwriter's unit purchase option:

In connection with the Company's initial public offering in November 1991, the underwriter has an option to purchase 8,000 units at a price of $60,000 per unit exercisable for a period of four years, commencing November 12, 1992. The 8,000 shares of common stock and 8,000 warrants underlying these units were registered by the Company in June 1994. The option expired unexercised in November 1996.



d.	Initial public offering warrants:

In November 1991, the Company completed an initial public offering of 80,000 units of common stock and warrants (for a price of $50.00 per unit), and received net proceeds from the offering of $3,206,792. The units, which are separable, are composed of one share of common stock, and a warrant to purchase one share of common stock at a price of $7,000 per share. In June 1994, the Company registered 1,360,000 shares of common stock and lowered the exercise price of the warrants for a three month period, allowing each warrant to be exercisable to purchase 17 shares of common stock at $.60 per share. During the year ended September 30, 1994, 1,252,730 shares were issued as a result of the warrants exercised and the net proceeds received by the Company totaled approximately $710,000. All remaining warrants expired on November 12, 1996.

e.	Other warrants:

1)	In November 1994, the shareholders approved the issuance of a warrant to Quest (a related party, see Note 12) to purchase 61,437 shares of common stock at $.60 per share.

2)	In 1987, warrants were issued to purchase 32,133 shares of common stock (at $50 per share). The warrants expired unexercised in July, 1997.

f.	Loss per share:

The following table sets forth the computation of basic and diluted loss per share:

				Year ended December 31,
				1997			1998

1.	Numerator:

	Loss			$ (209,026)		(962,698)
	Numerator for basic and diluted loss
	per share - loss available to
	common shareholders	$ (209,096)		(962,698)

2.	Denominator
					Number of shares

Weighted average number of
Shares				5,560,530

Denominator for basic and
diluted loss per share		5,843,549



g.	Stock option plan:

In November 1990, the Company's Board of Directors (the "Board") adopted, and its shareholders approved, the 1990 Stock Option Plan (the "Plan"), as amended through November 1996, which provides for the grant of incentive and/or nonqualified stock options to purchase up to 800,000 shares of common stock to any officer, director, consultant or employee at the Board's discretion. Generally, these options become exercisable over specified vesting periods but may not be exercised after ten years from he date of grant. The exercise price of the qualified options cannot be less than the fair market value of the Company's common stock at the time of grant.

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

							1998		1997

Net (loss) income		As Reported 		$ (991,123)	$
(209,026)
				Pro Forma		$		$
(345,061)

Net (loss) income per share:	As Reported		$      (0.17)	$
(0.04)
				Pro Forrma		$		$
(0.06)

The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to option awards granted prior to fiscal year 1996, and additional awards in future years are anticipated.

Transactions involving the Stock Option plan are summarized as follows:

					For the fiscal years ended September
30,
			  	1998				1997

					Weighted
Weighted
					Average
Average
					Exercise
Exercise
			Shares		Price      	Shares
Price

Outstanding at beginning
of year			546,620		1.51		564,120		$
1.48
Granted			-				-		-
Exercised		-				-
Forfeited		76,500		1.24		17,500		0.60
Calceled/Lapsed		-				-


Outstanding at end of year 470,120		1.55		546,620
1.51
Exercisable at the end of
year			273,840		1.43		210,465		1.21
Weighted average fair
value of options 	granted 	       				-




The fair value of each stock option grant is estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

				1998		1997

Risk-Free Interest Rates				N/A
Expected lives					N/A
Expected Volatility				N/A
Expected Dividend Yields				N/A

The following table summarizes information about stock options outstanding at September 30, 1998:

			Options outstanding		Options exercisable

				Weighted
			Number		Average 	Weighted
Number 		Weighted
			Outstanding	Remaining	Average
Exercisable	Average
			at 		Contractual	Exercise
at		Exercise
			9/30/98		Life		Price
9/30/98		Price


Range of exercise
prices

$ 0.60			58,500		0.34		$  0.60
43,875		$   0.60
$0.60 to $0.6875		96,620		0.64		$ 0.6875
0	72,465		$   0.6875
$ 2.00			315,000		1.91		$ 2.000	1
157,500		$   200


$ 0.60 to $2.00		470,120		0.98		$  1.55
273,840		$   1.43



At September 30, 1997, there were 235,880 shares available for future grant under the Plan, restated for the increase in shares issuable under the Plan approved by the shareholders of the Company in November 1996 and by the Board of Directors in August 1996.

Included in the options granted in fiscal 1996 are 25,000 options granted to the Chairman of the Board and 100,000 options granted to Quest (a related party, see Note 12) at an exercise price of 2.00.




- - - - - - - - - - - - -


SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:


		MICEL CORP.

	By:	s/Ron Levy
		Ron Levy, President


Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and dates indicated.


SIGNATURE		TITLE
		DATE

s/Ron Levy		Director, President and Chief Executive
Ron Levy		and Financial Officer

s/Heather Loren		Director
Heather Loren

s/Barry Braunstein	Director
Barry Braunstein



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



 SIGNATURE						TITLE
							DATE




  s/Ron Levy
Director, President and Chief Executive
Ron Levy						and Financial
Officer
							January 12, 1998



   s/Heather Loren               				Director
 Heather Loren 						January 12, 1998




   s/Barry Braunstein          					Director
 Barry Braunstein  					January 12, 1998


 	SIGNATURES



   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


 Dated: December      , 1998

                         					 MICEL CORP.

         					     By:


Ron Levy, President


   Pursuant to the Requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and dates indicated.



 SIGNATURE						TITLE
							DATE





Director, President and Chief Executive
Ron Levy						and Financial
Officer
							December       ,
1998




Director
 Heather Loren 	  					December       ,
1998





Director
 Barry Braunstein  					December       ,
1998




------=_NextPart_000_0000_01BF1A2D.855EDB60
Content-Type: application/ms-tnef;
	name="winmail.dat"
Content-Transfer-Encoding: base64
Content-Disposition: attachment;
	filename="winmail.dat"


------=_NextPart_000_0000_01BF1A2D.855EDB60--