Form 10-K/A
period 1999-09-30
MICEL CORP
filed 2000-02-01
CIK 874788

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year ended
September 30, 1999
Commission File No. 1-11020
MICEL CORP.

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

Registrant's revenues for fiscal year ended September 30, 1999 was $2,201,984.

The aggregate market value of voting stock held by non-affiliates of the registrant is $4,801,367 as of December 31, 1999.

The number of shares outstanding of the registrant's Common Stock as of December 31, 1999 is:

		Class					Outstanding at
December 31, 1999
	Common Stock, $.01 par value				5,900,380

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

The Companys corporate strategy is to create a series of separate operating divisions or partially owned subsidiaries to support the manufacture, marketing/sales and distribution of specific commercial technologies.

RadioTel, Ltd., located in Israel, was established to develop managed wireless SDH (Synchronous Digital Hierarchy) transmission networks. Through the use of novel techniques and state of the art technologies, the RadioTel hopes to extend wideband wireline/fiber services into the wireless domain. These wireless networks are used to extend the existing and future infrastructure while at the same time supplying full transparency of all protocols (such as ATM (Asynchronous Transfer Mode), IP (Internet Protocol), and SDH with the same reliability and uninterrupted service of wireline services.

On December 15, 1998, RadioTel signed an agreement with CECOM (US Government) to supply Wireless Integrated Service Digital Network (ISDN) Technology. This is a continuation contract to the previous one which RadioTel supplied to MadenTech. This contract was signed directly with CECOM. RadioTel to date received $93,842.22 for the completion of one of the milestones. At the completion of the contract, RadioTel will be entitled to collect a total amount of $409,680.

Since September 30, 1997, Clal Venture Capital Fund Limited Partnership
(Clal), H.B. Radio Investment Limited Partnership (HB), and ComSor Investment Fund LDS (ComSor) purchased 95,000, 95,000 and 125,000 shares of RadioTel Ltd. Preferred Stock, respectively, at a purchase price of $10 per share for a total investment of $ 3,150,000. As a result, as of the date hereof, Clal, HB and ComSor own 14.62%, 14.62% and 19.23%, respectively, and the Company owns 51.54% of RadioTel Ltd. In addition, 162,500 shares were reserved to be issued to employees and consultants of RadioTel Ltd. These shares represent 20% of the total shares of RadioTel on a fully diluted basis. Of such 20%, Tuvia Barak, a consultant, and Rony Levy, President, each received options to purchase 48,000 shares representing 6% of RadioTel outstanding shares on fully diluted basis. In addition, the Company granted an option to holders of 437,500 shares of the Companys Common Stock who purchased such shares in a private placement in fiscal 1997 and in fiscal 1998 at $2.00 per share, the right to convert these shares, until December 29, 2001, into shares of RadioTel at the rate of five shares of the Company for one share of RadioTel. On September 29, 1999, RadioTel obtained a line of credit from Bank Hapoalim in the amount of $500,000 denominated in dollars, bearing interest at an annual rate of Libor+2%. In connection with the line of credit, RadioTel granted to bank Hapoalim a warrant convertible into RadioTels Ordinary shares, in consideration of $250 and its exercise price will be determined based on the terms of future liquidity events, as defined in the agreement with the bank. The warrant is exercisable until September 29, 2002.

Microkim, Ltd., a wholly-owned subsidiary located in Israel, acts as the Companys manufacturing, research and development arm, in addition to developing innovative technologies for commercial use by other operating divisions. Microkim has commercialized specialized RF and microwave products for telecommunication applications, electronic warfare systems and radar systems.

Micel Wireless Corp., (Micel Wireless), a joint venture between Micel
Corp. and Export Business & Services, Inc. (EBS), is an international telecommunications company engaged in the sourcing, marketing and sales of wireless telephone terminals and other related products. Micel Wireless currently represents certain manufacturing companies and telecom agencies as purchasing agents and sales representatives.

Micel Wireless designs, manufactures and sells fixed cellular terminals for WLL applications in developing countries. The Company capitalizes on the technical capabilities of RadioTel, the existing knowledge of the cellular and wireless local loop markets and a network of distribution channels. Micel Wireless initial focus has been in Latin America, where Micel
Wireless expects to take immediate advantage of existing WLL opportunities. A majority of its sales have been made in Latin and South America.
 Products
     The Company began operations through its wholly owned Israeli subsidiary, Microkim Ltd., by manufacturing microwave components such as ferrite devices including isolators and control devices such as switches. Subsequently, the Company developed a line of microwave circuit assemblies, subsystems and subassemblies for advanced electronic defense and certain medical products. More recently, the Company has introduced stand-alone products to be marketed directly to end-users. The Company maintains its technological know-how and infrastructure for manufacturing RF components to support its highly integrated products.

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

Broad Band Data Communication Link Hardware. The company developed the hardware required to establish a broad band data communication link using QAM type digital modulation scheme. This type of modulation scheme required special consideration due to the high linearity and low phase noise required by the link. Such stringent requirement became a necessity due to the fast development of complex digital modulation schemes during the last few years. These modulation schemes are the trend of the future as the requirement for more data in less bandwidth increases.

II. Military Products

     The products for the military market include:

 Radar Signal Simulator. The Company manufactures, markets and sells a portable microwave Radar Signal Simulator RSS 2000 ("RSS") used for testing an airplane's electronic warfare system's ability to detect the presence of threat radar by simulating the electronic signals emanating from such radar. The RSS is portable, weighing approximately 25 pounds and is light enough to be carried by one person. The RSS operates from a rechargeable battery or from a 115 Volt/400 Hz external electrical source. It contains several microwave frequency sources, switches, amplifiers, and other components as well as a microprocessor and logic circuits, which are programmed to control the unit. It contains an optional remote control, which enables the RSS to be operated by one person from the cockpit of an airplane and operates independently from the aircraft electronic system. Several different simulated radar threats can be programmed into the RSS unit that can simulate two radar threats simultaneously. During the fiscal year ended September 30,1999 ("Fiscal 1999") the Company sold six units to three customers. The sales price for the RSS may vary depending on a variety of factors. The Company currently has permission from the Ministry of Defense of Israel to sell this product to certain foreign countries. The Company expects to continue sales of the RSS at the rate of eight to twelve units per year.

     RSS-3000       In the beginning of fiscal 1999, the Company entered
into an agreement for the development of an advanced RSS Simulator that will cover the frequency range of 0.5 GHz to 40 GHz.The RSS-3000 is a new generation of Radar Signal Simulator. The unit is a lightweight, portable high performance simulator. It is based on new technology and years of experience in the simulator field. The unit is battery/mains operated for field/lab applications. It can simulate up to 5 complex emitters, covering the range of 0.5 GHz to 40 GHz. It can be configured for static or dynamic scenarios based on emitters library that can be set up and stored on a laptop computer. The Windows based program enables easy data input. After configuration the data can be down loaded to the RSS unit and stored on a Flash memory, which can be extracted and stored in a safe, for security purposes. This RSS addresses specifically the needs of U.S Air Force, since they intend to replace the old APM 42 7 simulator with a new one. The Company is making arrangements to compete in this project.
The new RSS-3000 is expected to be ready for marketing in the beginning of year 2000.

     RSS-4000   The Company entered into a Memorandum of Understanding on
August 11, 1993 with Advanced Systems Development ("ASD"), a subsidiary of Comptek , located in East Elmhurst, New York, to develop and market the next generation of RSS. The new simulator was designed to enable the user to select specific desired frequencies under computer program control. The RSS 4000, currently being offered for sale by the Company, includes fixed frequency sources whose frequencies are tuned at the factory level. The feature of user-selected frequencies will expand the range of applications of the radar simulator. The system was designed to cover all frequency bands from 0.5 to 18 GHz. Development continued in Fiscal 1994 through 1996. The Company delivered one unit in Fiscal 1999.
     RSS-4000 is designed to be software compatible with a large simulator called "AMES", manufactured by ASD. The Company believes that RSS-4000 addresses the U.S. and European military markets, especially users of state of the art EW equipment. RSS-4000 will enable those customers to simulate multiple emitter scenarios at the flight line and use scenarios developed in the lab on the AMES system.

     Altimeter Tester. The Company has developed under contract a device that can be used to test a helicopter's altimeter on the flight deck without the necessity of removing the altimeter from the helicopter and testing it in a laboratory. In Fiscal 1996 and 1997, the Company sold two and four units, respectively, to a customer. There were no sales in Fiscal 1999.

     In addition to the above-mentioned systems, the Company has developed a product line of various frequency sources. These products serve as the building blocks for the RF simulators and the infrastructure for the commercial communication equipment. The main products of this line are:

     Frequency Synthesizers. The Company manufactures, markets and sells various frequency synthesizers. Frequency synthesizers are used to generate microwave signals having discrete frequencies, which can be selected by an external electronic digital command. The ability to switch promptly from one given frequency to another selected frequency while maintaining a stable selected frequency is a desirable feature in modern electronic communication and detection systems. The Company has developed a novel compact synthesizer on behalf of a customer. At the end of Fiscal 1993, the Company received an order for six units from the customer. By the end of 1994, the Company completed the product development and delivered the synthesizers to the customer in fiscal 1995. The Company then developed a synthesizer for commercial communication applications. The Company has delivered two units during Fiscal 1999.

       Digital Tuned Oscillator (DTO). The Company has developed a new highly integrated assembly of 2-18GHz Digital Tuned Oscillator. The product is based on the Company's ability to integrate various RF components such as: filters, low-noise amplifiers, VCO's and switches into a highly integrated assembly. The DTO is the main building block for the RSS-4000 and is sold as a stand-alone device. The Company has delivered 25 units during Fiscal 1996, 28 units in Fiscal 1997, 54 units in Fiscal 1998 and 26 units in Fiscal 1999. Recently, the Company improved the DTO by decreasing the switching time of the frequency hoping that this will improve the performance of the EW Systems.

Dielectric Resonance Oscillators (DRO). These devices are used to generate microwave energy at high frequencies using small dielectric cylinders that determine the precise frequency desired. Such small dielectric materials are replacing older technologies where the mechanical dimensions of certain cavities were used to determine the frequencies. During Fiscal 1999 the company delivered 15 units.

The following table sets forth the approximate percentage of sales of the Company's products in Fiscal 1999 and 1998.

PRODUCTS			 PERCENT OF SALES 	PERCENT OF SALES
1999	                                        	1998

RADAR SIGNAL SIMULATOR    	41%				38%
FREQUENCY SOURCES			28%				55%

SUPER COMPONENTS    	              24%				 00%
OTHER PRODUCTS			  7%			  	   7%
                                                                -----------
---------
TOTAL				             100%
100%

This does not include 19 Radio Digital which was produced by Microkim for RadioTel.

     Backlog.   At September 30, 1999, the approximate backlog of orders of the Company's products and services was approximately $1,200,000. The backlog at September 30, 1998, was approximately $1,000,000. Backlog includes only those customer commitments for which a delivery schedule has been established by the Company and the customer. It is expected that most of the current backlog will be shipped or completed within the ensuing twelve months. In the Company's experience, its backlog at a given time is not necessarily indicative of prospective revenue for any respective period.

Research and Development

      The Company is engaged in a continuing program of research and development aimed at developing certain new and improved products. Whenever possible, the Company attempts to obtain customer funding to adapt the Company's basic technology to specialized customer requirements.

      In February 1998, Microkim signed an agreement with RadioTel, for the development of the Out Door Unit (ODU) to be a part of a RF Link that was developed by RadioTel. Development of ODU has been completed in Fiscal 1998. In Fiscal 1999 Microkim produced 25 Out Door Units.

     Microkim is participating in the Israeli MAGNET program (a governmental multi-office backed program) and is a member in the Monolithic Microwave Integrated Circuit consortium (MMIC being a miniaturized/monolithic version of a Microwave Integrated Circuit (MIC)). Our primary task, as part of the consortium, is to design MMIC circuits using the device and component model library provided by the Fabrication Facility (in short FAB) located at the Israel Aircraft Industries (IAI) facility Elta in Ashdod. Elta is also a member of the consortium and their task is to build the FAB and create the model library based on the actual Galium Arsenide wafer process. These designs are used to verify the above mentioned library models thus enabling the FAB to create a true and verified model library, which will be available to design MMICs that can be used within new project designs.

The development of the RSS and certain commercial microwave components have been partly financed by the Office of the Chief Scientist of the Israeli Ministry of Industry and Trade ("OCS"). A royalty of 2%-3% must be paid from the sales of products developed with grant funds. The royalty repayment is limited by the total grant amounts.

    Pursuant to RadioTels research and development agreements with the Chief Scientist, the Company is required to pay royalties at the rate of 3-5% of sales of products developed with funds provided by the Chief Scientist, up to an amount equal to 100% of the Chief Scientists research and development grants related to such project.

Repayment of such grants is not required in the event that there are no sales of products with respect to such grants . The Chief Scientist restricts the transfer of know-how obtained through its research and development grants. RadioTel is not required to pay any grants yet, since there are no sales of products in respect to such grants.

During Fiscal 1999 and 1998, the Company's gross research and development activities aggregated $2,421,668 and $1,706,573, respectively, including grants of $747,958 and $185,688 respectively, received from the OCS.


Manufacturing and Suppliers

     The Company offers both standard products manufactured and assembled by the Company as well as customized systems, subsystems, components and subassemblies in accordance with specific customer demands. The Company is currently emphasizing subsystems and systems products. The Company is capable of providing a full range of services including engineering design and development, assembly and fabrication of circuits, subsystems and subassemblies. The Company employs advanced manufacturing techniques geared towards production to military, RF/microwave components and aerospace standards. The Company's manufacturing facilities in Israel include a class 100,000 clean room. The clean room area consists of laminar flow benches where the critical bonding and dice-attaching processes and inspections are performed. The Company's manufacturing facilities include electrical and RF test equipment required for in process and acceptance testing. Special equipment at the Company's manufacturing facility also includes broadband sweepers, automatic test stations, bonding and dice attaching equipment.

     The production facilities and expansion programs of the subsidiaries in Israel have been granted the status of approved enterprise under the Law. According to the provisions of the Law, Microkim and RadioTel have elected to enjoy alternative benefits waiver of grants in return for tax exemption-and, accordingly, their income is tax-exempt for a period of two years commencing with the year in which it first earns taxable income. In the remaining 8 years of benefit, Microkim will be subject to a corporate tax of 10% and RadioTel will be subject to 10%-20%, depending upon the rate of investment of foreign investors
 .
    The approval enables Microkim Ltd. to receive a guarantee from the State of Israel of loans from Israeli banks up to $1,240,000. These loans were used to purchase equipment. As of September 30, 1999, the State of Israel has guaranteed a balance of approximately $ 7,200 of bank loans.

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

     Approximately 71% of the Company's sales during the fiscal year ended September 30, 1999, were made to customers abroad directly by the Company's sales staff. In Fiscal 1999,Advanced Systems Development and Science Applications International Corporation represented approximately 32% and 23% of total sales, respectively. In addition, ELTA Israel Aircraft Industries Ltd represented approximately 24% of total sales during Fiscal 1999.

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

     The Company entered into a consulting agreement with Crossways Consulting Group, Inc. (Crossways) January 1, 1999, which replaced the agreement with Quest Enterprise Inc (Quest). Crossways provides marketing, consulting and other services as reasonably required by the Company for the purpose of securing for the Company joint development programs, strategic partnerships, business opportunities and production and sales contracts with North American companies. The Company pays Crossways a fee in the amount of $6,000 per month plus expenses. In addition, in the event that the services provided by Crossways to the Company result in sales in North America, Crossways will be entitled to 1.5% of such sales. Crossways was granted options to purchase 220,000 shares of Common Stock at $2.00 per share until December 31, 2003, exercisable to the extent of 20% thereof each year. Mr. Tuvia Barak, a principle in Quest, is the principal of Crossways. RadioTel Ltd. also has a consulting agreement with Crossways under which RadioTel pays Crossways a monthly consulting fee of $5,000.

Competition

     There are numerous manufacturers of microwave products in Israel, the United States and elsewhere which compete with the Company. Many of these competitors are much larger than the Company with substantially greater financial resources, experience and more extensive engineering, technical and research capabilities. In addition, many large companies with substantially greater financial, technical and marketing resources than the Company, including some companies that are currently customers of the Company, have the capability to produce the products made by the Company and could decide to enter the market in the future and compete with the Company. The Company is not a major competitor in the worldwide microwave market, although the Company believes that it competes effectively in the Israeli market. The Company's largest competitor in Israel is EYAL Microwave Ltd. The Company believes that it is able to compete based on its quality, location, technical capability and experience. In addition, its products have been field-tested and the Company has the ability to produce and integrate many different microwave components into subassemblies and end-user products. The major competitor of the Company's RSS is AIL and A.A.I. which manufactures the APM 427. The Company believes that the RSS is superior to the APM 427, since the RSS is less expensive, is much smaller and can be operated by only one person. Three additional companies are now offering portable units that compete with the RSS 2000. Republic Electronics of N.Y. is offering its MTS-300; Cal Corp. of Ontario, Canada has introduced its Micro-Tass Product; and Anarem in the United Kingdom offers a similar product.

      The major competitors of the Companies communication products are (I) California Microwave Inc. which manufactures digital point-to-point radios, medium haul radios for cellular communications and modems, and (II) Digital Microwave Corp. which manufactures digital microwave radios for short and medium haul communications for multiple digital lines.

Patents

     The Company believes its ability to compete depends primarily on the technical competence, knowledge and experience of its management and personnel and their abilities to develop improve and market its products. Nevertheless, others may be able to learn certain of the Company's trade secrets or copy its product designs. The Company does not presently own any patents, however, the Company intends to file patent applications for any patentable inventions, processes or improvements that the Company may develop in the future when it believes that meaningful patent protection can be obtained.

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

Government Regulations

     Many of the component parts of the Company's products are imported from the United States. Accordingly, the Company and/or its suppliers may be required to obtain an export license, preference rating or other government authorization in connection with components purchased in the United States. To date, the Company has not experienced any difficulty in obtaining such authorizations or licenses. In addition, unless the Company obtains prior authorizations from the Office of Export Administration of the Department of Commerce of the United States, the Company will not be allowed to export or re-export to certain restricted countries, directly or indirectly, any of the Company's products containing components imported from the United States. The Company does not expect that this will be detrimental to the Company's business. In addition, the Company will require the permission of the Ministry of Defense of Israel before the Company could export any military microwave system. There can be no assurance that the Company will be able to obtain such permission on a timely basis or at all. However, the Company has received such permission for the export of the RSS, Altimeter tester and microwave components to certain countries.


Product Warranty and Service

     Generally, the Company provides the customer, at the time a purchase contract is entered into, with a detailed list of Acceptance Test Procedures. These procedures identify which tests the Company's products must undergo and pass before the individual product would be delivered and accepted by the customer. Certain customers require and pay for a Quality Test Procedure ("QTP") which is a specific procedure for testing the quality of certain of the Company's products based on that customers specification. The Company generally provides a warranty for parts and labor for one year from delivery of the product, although in some cases a longer warranty period may be given. The Company currently services any warranty claims itself. The Company's rate of returns for repair under the warranty on all products is similar to that prevailing in the industry and annually averages between 1/2% and 1% of total sales.

Employees

     At September 30, 1999, Microkim had a total of 29 employees in Israel including 13 in research and development, 5 in general management, administration and marketing and 11 in production. RadioTel had 33 employees, 6 in general and administrative and 27 in research and development. Management believes that its relations with its employees are satisfactory.

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

     A general practice followed by the Company is the contribution of monies on behalf of its senior Israeli employees to a fund known as "Managers Insurance." This fund provides a combination of a savings plan, insurance and severance pay benefits to the employee, giving the employee a lump sum payment upon retiring and securing his right to receive severance pay, if legally entitled, upon termination of employment. The employee contributes an amount equal to 5% of his wages and the employer contributes an additional 13 1/3% of his wages.

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

Item 2
Properties

     The Company's executive offices consist of approximately 400 square feet located at 445 Central Ave. Cedarhurst, New York. Microkim's executive offices and manufacturing facilities are located in a new light industrial area in the city of Tirat Hacarmel, outskirts of Haifa, Israel. The new location contains approximately 600 square meters at a monthly rental of approximately $9,000 exclusive of utilities. The rent is linked to the Consumer Price Index. The new lease is for a period of five years. Microkim has an option to renew the lease for an additional three years.

In May 1999, RadioTel entered into a five year operating lease agreement beginning September 1999.The facilities are located in Or Yehuda, Israel. The rental payments through the lease expiration date approximate $ 14,000 per month.


Item3
Legal Proceedings

     The Company is unaware of any pending legal proceedings other than described below, the outcome of which, in the Company's view, will have a material adverse effect on the Company's consolidated financial position or results of operations.

In November 1999, a claim by a former employee was commenced against RadioTel for severance pay in the amount of
 $13,000 and 24,750 options. In the opinion of RadioTels legal counsel, the employee is not entitled to severance pay, and alternatively, if RadioTel will be held liable, the latter will have to pay $ 2,000 since an amount of $ 11,000 is accumulated in provident funds in respect of severance pay. In regard to the options, RadioTels legal counsel is of the opinion that the employee is entitled to 8,479 options, the vested amount of options until the termination date of his employment.

In 1999, a claim by a former employee was commenced against Microkim for patent infringement regarding a component of the microwave system. The district court dismissed the action. The plaintiff has appealed to the federal circuit court. The federal circuit court did not render a decision regarding the appeal.

Item 4
Submission of Matters to a Vote of Security Holders

     The Company held its annual meeting of shareholders on December 7, 1999. At the meeting, Heather Loren, Ron Levy and Barry Braunstein were each re-elected as directors of the Company for a term of one year or until his/her successor is duly elected and qualified.

Part II

Item 5
MARKET FOR THE COMPANY'S COMMON
EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's securities are listed for trading on the OTC Bulletin Board under the trading symbol MICE. The following table sets forth the range of high and low bid prices of the Company's Common Stock for the fiscal quarters of 1999 and 1998. These quotations represent prices between dealers in securities, do not include retail mark-ups, markdowns or commissions and do not necessarily represent actual transactions.

                                            Fiscal Year Ended
Fiscal Year Ended
                                            September 30,1999
September 30, 1998
                                            High Bid    Low Bid
High Bid   Low Bid


COMMON STOCK (MICE)
First Quarter		        4.25         0.25      		3.00
2.00
Second Quarter		        4.25         3.12               	2.50
0.50
Third Quarter		        3.12         0.56	              0.50
0.50
Fourth Quarter		        0.56         0.56		 2.50
2.50

On December 21, 1999, the closing bid price of the Common Stock on OTC Bulletin Board was $1.06.
The Company has not paid a dividend on its shares of common stock and does not anticipate paying cash dividends in the foreseeable future.

Item 6
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

All of the Company's operations in Fiscal 1999 were conducted through its Israeli subsidiaries, Microkim and RadioTel. Microkim and RadioTel maintains their financial records in United States Dollars. Transactions and balances originally denominated in dollars are presented at their original amounts. Transactions and balances in currencies other than the dollar are remeasured into dollars in accordance with the principles set forth in Statement No. 52 of the Financial Accounting Standards Board.

     Fluctuations in the rate of exchange between the dollar and such other currencies result in the recognition of financial income or loss. The Company manages its Israeli operations with the object of protecting against material net financial loss in U.S. dollar terms from the impact of Israeli inflation and currency devaluation on its non-U.S. dollar assets and liabilities. In the twelve month period ended September 30, 1999 ("Fiscal 1999"), the Israeli Consumer Price Index ("ICPI") increased by 5.3%, as compared with a 11.2% aggregated devaluation of the shekel against the U.S. dollar. There can be no assurance that the Government of Israel will devalue the shekel from time to time to offset the effects of inflation in Israel. See Note 2 of the Notes to the Consolidated Financial Statements.

     In computing taxable income, the Company's Israeli subsidiary is entitled under Israeli income tax rules to certain deductions designed to avoid taxation of inflationary gains measured in Israeli currency. If these laws or governmental programs were modified or terminated as they apply to the Company, there could be an adverse effect on the results of operations of the Company.

Financial Condition:

        The Company's operations in Fiscal 1999 have been financed principally by revenues from operations, receipts on account of shares and research and development grants.

        The total amount of outstanding loans, credit facilities and guarantees from banks at September 30, 1999 were approximately $ 218,000 and is secured by liens on certain of Microkim's property and equipment, share capital and insurance rights, and by a secured interest in all of Microkim's assets. This amount includes approximately $ 7,200 of long-term borrowings from Israel Industrial Development Bank Ltd. to be repaid in fiscal year 2000. This also includes approximately $ 183,000 of performance guarantees pursuant to contracts with customers. On September 29, 1999, RadioTel obtained a line of credit from Bank Hapoalim in the amount of $ 500,000.
The Company had approximately $ 717,000 unused lines of credit at September 30,1999.

         The Company is committed to pay royalties to the Office of the Chief Scientist of the State of Israel ("OCS") in respect to products under development for which the OCS participated by way of grant. The royalty is computed at the rate of 2%-5% of proceeds from sales of such products up to the amount of such grant (approximately $ 1,662,000 as of September 30, 1999). Royalties paid during Fiscal 1999 amounted to approximately $ 27,165.

     In the year ended September 30, 1999, net cash and cash equivalents decreased by $ 1,069,043 as a result of $ 570,679 issuance of subsidiary shares, $ 375,000 from receipts on account of share capital and $ 80,000 from repayment of note receivable from affiliated company. This was offset by approximately $1,435,000 from operating activities, $ 319,199 purchase of equipment, $ 201,552 changes in short-term bank overdraft and $15,760 repayment of long term debts.

     As of September 30, 1999, $28,167 of short term bank credits were denominated in New Israeli Shekels and $1,188 of cash and cash equivalents are denominated in New Israeli Shekels.

     Due to the weakness of the defense market, the Company intends to place emphasis on increasing its commercial line of products and commercial market base. It is the policy of the Company to accept only those orders which are worthwhile economically, and the Company has also tended to accept mainly larger orders for a limited number of projects, the most important of which tend to be with strategic partners as with the projects with ASDI. A significant portion of the future revenues of the Company will be dependent on the success of these projects.

Results of Operations

Year ended September 30, 1999 compared to the year ended September 30, 1998.


     Sales in the Fiscal year ended September 30, 1999 ("Fiscal 1999"), were $ 2,201,984 as compared with $ 2,740,476 in the year ended September 30, 1998 ("Fiscal 1998"). The decrease in sales compared to Fiscal 1998, resulted from the difficulties the Company had with a certain product . As of November 1999, Microkim reached an agreement with the customer to cut in half the purchase order. The customer agreed to compensate Microkim for the loss it had from this change. In addition, one of Microkims main customers stopped new orders for almost six months, due to merging with another company. In October and November 1999, both companies placed new orders with the Company.

     Cost of sales in Fiscal 1999 was 69% of sales or $1,524,629 as compared with 58% or $1,595,035 in the same period in 1998. In Fiscal 1999, cost of materials was approximately 36% of sales compared to approximately 36% of sales in Fiscal 1998, subcontractor expenses were approximately 1% of sales in Fiscal 1999 compared to approximately 2% of sales in Fiscal 1998, salaries were approximately 22% of sales in Fiscal 1999 compared to approximately 24% in Fiscal 1998 and other expenses and depreciation were approximately 9% of sales in Fiscal 1999 compared to approximately 7% of sales in Fiscal 1998.

     Research and Development expenses net of government subsidies of $747,958 increased to $1,673,710 or 76% of sales in Fiscal 1999 compared to $1,520,885 or 56% of sales in Fiscal 1998. The increase was caused primarily by an increase in the scale of the Company's research and development activities by RadioTel.

     Selling and Marketing expenses increased to $249,904 or 11% of sales in Fiscal 1999 compared to $218,525 or 8% of sales in Fiscal 1998 . The increase resulted primarily from an increase in marketing activities.

General and Administrative expenses were $912,020 or 41% of sales in Fiscal 1999 compared to $1,145,392 or 42% of sales in Fiscal 1998. The reduction in General and Administrative expenses was caused mainly by the improved efficiency of the companies.

    The Companys results of operations include its equity in the earnings of its affiliate, Micel Wireless Corp., amounting to $53,764. This affiliate commenced operations October 1, 1996.

    In Fiscal 1999, Interest income was approximately $38,000 or 2% of sales as compared with expenses of approximately $3,000 or 0.1% of sales in Fiscal 1998. The increase was mainly due to interest from short-term investments.

         Due to the above, in Fiscal 1999, the Company reported a net loss of approximately $938,000 or $0.15 per common share and in Fiscal 1998, the Company reported a net loss of $1,117,654. The minority interest in losses of subsidiaries in fiscal 1999 was $1,129,659.

Management and Control Systems; Year 2000 Compliance, The Company has taken steps to ensure that its systems, controls, and computer systems are adequate to address its current needs and to adequately address the Year 2000 operational problems.

ITEM 7.   Financial Statements

          See Pages  F-1 through F-25.

ITEM 8. Changes in and disagreements with Accountants on Accounting and Financial
                 Disclosure

          Not Applicable

ITEM 9.  Directors and Executive Officers:

The officers and directors of the Company are as follows:

           Name        	Age      	Position

  Ron Levy  		51  	President and Director

  Avraham Yanai              59        Vice President

  David Selengut 	              44 	Secretary

  Barry Braunstein 	40 	Director

  Heather Loren    	31 	Director

Ron Levy has been President and Director of the Company since October 1, 1996.He has also been the President of RadioTel since October 1, 1996. Prior to that time he was a consultant to Microkim Ltd, the Companys wholly owned subsidiary. From October 1992 to November 1995, he was President and Chief Executive Officer at EUROM Flash Ware Solutions Ltd. and from September 1990 to September 1992 he was Project Manager at SanDisk Corporation in Santa Clara, CA. From September 1982 until September 1990, he was a manager of Tadiran Communication Micro Electronic Center. Mr. Levy received his B.S. degree in Electrical Engineering and Computer Science from the University of California in Berkeley.

 Avraham Yanai has been Vice President of the Company since December 1999. He has also been the General manager of Microkim since April 1999. From January 1996 to March 1999 he was a consultant on issues relating to Quality Assurance and projects management. From 1994 to December 1995 he was Quality Assurance manager of Microkim.

David Selengut has been the secretary of the Company since November 1997. Mr. Selengut has been a member of the law firm Ellenoff Grossman Schole & Cyruli, LLP since May 1998, a partner in the Law Firm of Bernstein & Wasserman, LLP from July 1997 to May 1998and was a Partner at the Law Firm of Singer, Bienenstock, Zamansky, Ogele & Selengut, LLP from May 1995 until
April 1997.   Those firms have acted as counsel to the Company with respect to certain matters. From May 1988 until April 1995, he was an associate at the Law Firm of Neiman Ginsburg & Mairanz P.C., New York, New York.

Barry Braunstein has been a director of the Company since April 1994. From 1983 to the present, he has been the administrator of Laconia Nursing Home in Bronx, New York. Mr. Braunstein received his B.A. Degree from Adelphi University in 1985.

Heather Loren has been a director of the Company since August 1995. From September 1994 until the present, Ms. Loren has been a management consultant with the firm of PricewaterhouseCoopers, LLP. From December 1991 until August of 1992, she was in geriatric research at Haddasa Hospital in Jerusalem. From June 1989 until December 1991 she held various managerial positions at the Bridgeport Healthcare Center and White Plains Nursing Home. She received her Masters degree in management from Northwestern University in 1994 and a B.A. degree from Columbia University.

Each of the Company's Directors has been elected to serve until the next annual meeting of the Shareholders. The Company's executive officers are appointed annually by the Company's Directors. The Secretary is a non-executive position. Each of the Company's Directors and Officers continues to serve until his successor has been duly elected and qualified. The outside directors are entitled to receive $6,000 per year from the Company. The directors of Microkim are Ron Levy and Tzvi Segal. To the Company's knowledge, there was no delinquent Section 16(a) filers for transactions in the Company's securities during fiscal year ended September 30, 1999.

Item 10.  Executive Compensation:

Executive Compensation

	The following table sets forth all compensation received for services rendered to the Company by certain executive officers during each of the past three fiscal years ended September 30, 1999. No other executive officer received compensation in excess of $100,000 during any of the last three fiscal years.

SUMMARY COMPENSATION TABLE
_
		Annual Compensation		Long-Term
Compensation
Name and Principal
Position
Year
Salary ($)	Other Annual
Compensation	Awards
Options #
Ron Levy,
President, Chief Executive Officer	1999	$107,977,	$25,662
(1)	-0-(2)
Ron Levy,
President, Chief Executive
Officer	      1998	        $106,883	    $24,797   (1)
0(2)
Ron Levy,
President, Chief Executive
Officer	      1997 	        $ 95,149	     $25,883  (1)
-0-(2)

_________________________
(1)	Total value of non-cash compensation.
(2)	Mr. Levy receives his salary from RadioTel Ltd. He also received options to purchase 48,000 of RadioTels common stock., a subsidiary of the Company, exercisable for a nominal amount. The option vests to the extent of one-half at the end of two years from the date of commencement of employment and the remainder at the rate of two percent per month commencing on the 25th month from the date of employment.




CHART FOR OPTION GRANTS IN 1999

                                 Name (a)
Options Granted (b)	Percent of Total Options Granted To Employees in
Fiscal Year 1999 (c)	                       Exercise Price (d)
Expiration Date (e)
Ron levy	           O(1)	                -0-	               -0-



AGGREGATED OPTION EXERCISES IN 1999 AND FOR YEAR-END VALUES







Name





Shares Acquired
on Exercise (#) (b)





Value
Realized ($) (c)

Number of
Unexercised Options
at Fiscal Year-End

Exercisable/
Unexercisable (d)	       Value of
Unexercised
in-the-Money
Options at Fiscal
Year-End ($)

Exercisable/
Unexercisable (e)
Ron Levy	-0-	-0-
		75,000/25,000(1)
	-0-/-0-

(1)	Does not include the option described in note (2) to the Summary
Compensation Table.


Stock Option Plan

	In November 1990, the Company's Board of Directors adopted, and its Shareholders approved, the 1990 Stock Option Plan (the "Plan"), which was amended by the Shareholders at the 1996 annual meeting and provides for the grant of incentive and/or non-qualified stock options to purchase up to 800,000 (post split) shares of Common Stock to any officer, director, consultant or employee when the Board, in its sole discretion, determines that a grant of options to such person would be in the best interests of the Company. Incentive stock options granted under the Plan shall be pursuant to a written agreement for a term not exceeding ten (10) years (five (5) years for Shareholders owning more than ten percent (10%) of the Common Stock of the Company). The exercise price of the options shall be established by the Board at the time of grant of the option but cannot be less than one hundred percent (100%) of the fair market value at the time of grant of the option. If the recipient owns more than ten percent (10%) of the Common Stock of the Company, the exercise price must be at least one hundred and ten percent (110%) of the fair market value of the underlying Common Stock at the time of grant. The aggregate fair market value (determined as of the date of grant) of the shares of Common Stock with respect to which incentive stock options are exercisable for the first time by an employee during any calendar year may not exceed $100,000. The Board of Directors determines other terms and conditions of options granted under the Plan, which expires November 2000. The number of shares subject to outstanding options will be appropriately adjusted upon the happening of any stock split, stock dividend, recapitalization, combination, subdivision, issuance of rights or other similar corporate change. Persons who are residents of the State of Israel for the purpose of the Israeli Currency Control Regulations, who own more than 5% of the total outstanding shares of the Company would be required to get the consent of the Bank of Israel to accept offers of stock options from the Company. None of the options previously granted under the Plan has been exercised.

	Mr. Tuvia Barak, a principal in Crossways Consulting Group, Inc. and Mr. Ron Levy, President of the Company, each received an option, exercisable for nominal value, to purchase up to 48,000 Ordinary Shares of NIS 0.1 par value each of RadioTel Ltd., a subsidiary of the Company, the options vest to the extent of one half at the end of two years and the remainder at the rate of 2% per month commencing on the 25th month from date of commencement of employment. The options will only vest if such persons are still an employee or a consultant to RadioTel.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

  The following table sets forth, as of November 30, 1999, certain information as to the stock ownership of each person known by the Company to beneficially own 5% or more of the Company's outstanding Common Stock, by each director of the Company who owns any shares of the Company's Common Stock and by all officers and directors as a group:

						Percentage of
Name of			Amount and Nature of	                Class as of

Beneficial Owner	       Beneficial Ownership(1)         November 30,
1999

Bonnie Septimus (2)		460,600			7.4%
72 Lord Avenue
Lawrence, New York

Barry Septimus (3)		627,901   		9.9%
72 Lord Avenue
Lawrence, New York

Heather Loren (4)		184,375                            3.0%

Barry Braunstein (5)		249,750			4.1%

Ron Levy (6)			  75,000			1.2

Tuvia Barak (7)			368,338			5.8%

All officers and directors
as a group (8) (4 persons)		509,125			8.2%


*	Less than 1%

(1) Except as otherwise indicated, all shares are beneficially owned, and the sole voting and investment power is held by the persons named.

(2) This includes 6,000 Shares owned by certain of her children but does not include Shares listed below owned by her husband, Barry Septimus, Shares held in trust for her children where she is not the Trustee or Shares owned by her independent children.

(3) Does not include Shares owned by Mr. Septimus' children or his wife, Bonnie Septimus, listed above. Includes 181,620 Shares issuable upon exercise of options owned by Quest Enterprises, Inc, which is 50% owned by Mr. Septimus and 30,718 Shares issuable upon exercise of a warrant.

(4) Includes 24,750 Shares issuable upon exercise of stock options.

(5) Includes 26,750 Shares issuable upon exercise of stock options and Shares, which have been purchased by Mr. Braunstein and his family in private placements.

(6) Consists of shares issuable upon exercise of stock options.

(7) Includes 225,620 shares issuable upon exercise of options owned by companies in which Mr. Barak is a principal and 30,718 shares issuable upon exercise of a warrant.

(8) Includes options and warrants described in footnotes (4),(5) and (6) above.

 Item 12.  Certain Relations and Related Transactions

	 The Company entered into a consulting agreement with Crossways Consulting Group, Inc. (Crossways) January 1, 1999, which replaced the agreement with Quest Enterprise Inc (Quest
). Crossways  provides
marketing, consulting and other services as reasonably required by the Company for the purpose of securing for the Company joint development programs, strategic partnerships, business opportunities and production and sales contracts with North American companies. The Company pays Crossways a fee in the amount of $6,000 per month plus expenses. In addition, in the event that the services provided by Crossways to the Company result in sales in North America , Crossways will be entitled to 1.5% of such sales. Crossways was granted options to purchase 220,000 shares of Common Stock at $2.00 per share until December 31, 2003, exercisable to the extent of 20% thereof each year. Mr. Tuvia Barak, a principle in Quest, is the principal of Crossways. RadioTel Ltd. also has a consulting agreement with Crossways Consulting Group, Inc. under which RadioTel pays Crossways a monthly consulting fee of $5,000.

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
   10.9   - Shareholders Agreement with Export Business & Services, Inc. (7)
   10.10 - Agreement with ArrayComm, Inc. (7)
   10.11 - Stock Purchase Agreement between the Company, RadioTel Ltd. and
Clal Ventures Capital Fund 	 	 Limited Partnership. (8)
   10.12- Agreement between the Company and Crossways Consulting Group, Inc.
(9)

   (1) Filed with Registration Statement 33-40512
   (2) Filed with Form 10-Q for the quarter ended June 30, 1993
   (3) Filed with Form 10-K for year ended September 30, 1992
   (4) Filed with Form 10-KSB for the year ended September 30, 1993
   (5) Filed with Form 10-KSB for the year ended September 30, 1994
   (6) Filed with Form 10-KSB for year ended September 30, 1995 Reports on form 8-K
   (7) Filed with Form 10-KSB for year ended September 30, 1996
         None
   (8) Filed with Form 10-KSB for year ended September 30, 1997
   (9) Filed with Form 10-KSB for year ended September 30,1998

MICEL CORP. AND SUBSIDIARIES


CONSOLIDATED FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 1999


U.S. DOLLARS IN THOUSANDS




INDEX


	Page

Report of Independent Auditors	F-2

Consolidated Balance Sheets	F-3 - F-4

Consolidated Statements of Operations	F-5

Statements of Changes in Shareholders' Equity	F-6

Consolidated Statements of Cash Flows	F-7

Notes to Consolidated Financial Statements	F-8 -F-26

Signatures	F-27




- - - - - - - -

ERNST & YOUNG
KOST FORER & GABBAY








REPORT OF INDEPENDENT AUDITORS

To the Shareholders of

MICEL CORP. AND SUBSIDIARIES




	We have audited the accompanying consolidated balance sheet of Micel Corp. Ltd. ("the Company") and its subsidiaries as of September 30, 1999, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the two years in the period ended September 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

	We conducted our audits in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

	In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of September 30, 1999, and the consolidated results of their operations and their cash flows for each of the two years in the period ended September 30, 1999, in conformity with generally accepted accounting principles in the United States.






Tel-Aviv, Israel	KOST FORER & GABBAY
               , 1999	A Member of Ernst & Young International


MICEL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
U.S. dollars in thousands


		September 30,
		1999
		ASSETS

CURRENT ASSETS:
	Cash and cash equivalents		$      360
	Trade receivables 		467
	Other accounts receivable 		606
	Inventories (Note 3)		833

Total current assets		2,266

INVESTMENT IN AFFILIATED COMPANY (Note 4)		119

SEVERANCE PAY FUND (Note 7)		326

MINORITY INTEREST		4

PROPERTY AND EQUIPMENT, NET (Note 5)		815

Total assets		$   3,530




The accompanying notes are an integral part of the consolidated financial statements.

MICEL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
U.S. dollars in thousands

		September 30,
		1999

		LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

	Short-term bank line of credit (Note 6)		$         35
	Accounts payable and accrued liabilities		1,298

Total current liabilities		1,333

ACCRUED SEVERANCE PAY (Note 7)		415

COMMITMENTS AND CONTINGENCIES (Note 9)

PREFERRED SHARES OF SUBSIDIARY		1,292

SHAREHOLDERS' EQUITY (Note 10):

Common stock, $ 0.01 par value - 25,000,000 shares
	authorized; 5,900,380 shares issued and outstanding
59
Additional paid-in capital		7,779
Receipts on account of shares		775
Deferred compensation 		(229)
Accumulated deficit		(7,894)

Total shareholders' equity		490

		$   3,530






The accompanying notes are an integral part of the consolidated financial statements.

MICEL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
U.S. dollars in thousands (except per share amounts)


		Year ended
		September 30,
		1998		1999

Sales		$      2,740		$      2,202
Cost of sales		1,595		1,525

Gross profit		1,145		677

Research and development expenses, net (Note 11e)		1,521
1,674
Selling and marketing expenses, net		219		250
General and administrative expenses		1,145		902

Total operating expenses		2,885		2,826

Operating loss		1,740		2,149
Financial expenses (income), net (Note 11f)		3		(38)

Loss before earnings (losses) from affiliated company
	And minority interest
1,743
2,111
Equity in earnings (losses) of an affiliated company		(24)
53
Minority interest in losses of subsidiary		649
1,130

Net loss		$      1,118		$        928

Basic and diluted net loss per share		$       0.19		$
0.15

Weighted average number of shares used in computing
	Basic and diluted net loss per share
5,944,420
6,286,298




The accompanying notes are an integral part of the consolidated financial statements.


MICEL CORP. AND SUBSIDIARIES

STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
U.S. dollars in thousands (except per share amounts)



					Stock-based
	Common stock	Additional	Receipts		employee

	Number of		paid-in	on account	Accumulated
deferred
	shares	Value	capital	of shares	deficit	compensation
Total

Balance as of October 1, 1997	5,750,380	$   58	$   6,850	$
-	$    (5,848)	$    (182)	$       878
	Issuance of common stock, net	150,000	1	299	-	-
-	300
	Receipts on account of shares	-	-	-	400	-
-	400
	Compensation from issuance of warrants to
		consultants
-
-
198
-
-
-
198
	Deferred compensation related to
		options issued to employees
-
-
259
-
-
(259)
-
	Amortization of deferred compensation 	-	-	-	-
-	124	124
	Net loss	-	-	-	-	(1,118)	-
(1,118)

Balance as of September 30, 1998	5,900,380	59	7,606	400
(6,966)	(317)	782
	Receipts on account of shares	-	-	-	375	-
-	375
	Compensation from issuance of warrants to
		consultants
-
-
140
-
-
-
140
	Deferred compensation from related to
		options issued to employees
-
-
33
-
-
(33)
-
	Amortization of deferred compensation 		-	-	-
-	-	121	121
	Net loss	-	-	-	-	(928)	-
(928)

Balance as of September 30, 1999	5,900,380	$   59	$   7,779
$   775	$   (7,894)	$    (229)	$      490


The accompanying notes are an integral part of the consolidated financial statements.


MICEL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars in thousands
		Year ended
		September 30,
		1998		1999
Cash flows from operating activities:
Net loss 		$   (1,118)		$   (928)
Adjustments to reconcile net loss to net cash used in operating activities:

	Depreciation 		113		188
	Equity in losses (earnings) of an affiliated company		24
(53)
	Compensation from issuance of warrants to consultants		198
140
	Amortization of deferred compensation 		124		121
	Gain on sale of property and equipment		(9)		-
	Minority interest in losses of subsidiary		(649)
(1,130)
	Decrease (increase) in trade receivables		(351)
260
	Increase in other accounts receivable		(39)
(422)
	Decrease (increase) in inventories		230
(167)
	Increase (decrease) in accounts payable and accrued liabilities
(382)		423
	Increase in accrued severance pay, net		24		10

Net cash used in operating activities		(1,835)		(1,558)

Cash flows from investing activities:
Purchase of property and equipment		(590)		(319)
Proceeds from sale of property and equipment		13		-
Investment in affiliated company		(50)		-
Proceeds from loan to affiliated company		-		80

Net cash used in investing activities		(627)		(239)

Cash flows from financing activities:
Repayment of long-term debt		(19)		(16)
Net change in short-term bank line of credit		222
(202)
Proceeds from issuance of common shares, net		300		-
Receipts on account of shares		400		375
Issuance of subsidiary shares to a third party		2,497		571

Net cash provided by financing activities		3,400		728

Increase (decrease) in cash and cash equivalents		938
(1,069)
Cash and cash equivalents at the beginning of the year		491
1,429

Cash and cash equivalents at the end of the year		$   1,429
$      360

Supplemental cash flow information:
Interest paid		$       25		$     23


The accompanying notes are an integral part of the consolidated financial statements.

MICEL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands


NOTE 1:-	GENERAL

Micel Corp. ("the Parent") was incorporated on June 25, 1987 and operates in the United States of America and in Israel through its Israeli subsidiaries (collectively the "Company"). The principal business activities of the Company are the production, development and marketing of electronic equipment. The Company' primarily markets its products in the United States and in Israel.

Micel's subsidiaries:

a.	Microkim Ltd. ("Microkim"):

Founded in 1972 in Israel, by M/A Comm, Microkim is dedicated to providing advanced products for a broad range of military and commercial applications. The Company is a leading supplier of portable field testers and simulators, RF and microwave systems, sub-systems and components for application in communication, electronic warfare, radar, test equipment, and simulators/Testers.

Microkim is 100% held by the parent.

b.	RadioTel Ltd. ("RadioTel"):

RadioTel was established in 1996 in Israel to develop a managed wireless Synchronous Digital Hierarchy (SDH) transmission network.

Through the use of novel techniques and state of the art technologies, the Company's mission is to extend wideband wireline/fiber services into the wireless domain. These wireless networks are used to extend the existing and future infrastructure while at the same time supplying full transparency of all protocols with the same reliability and uninterrupted service of wireline services.

RadioTel is 51.5% held by the Parent.

The financial statements of RadioTel are consolidated with the Company's financial statements

c.	Micel Wireless Corp. ("Micel Wireless"):

Micel Wireless, a U.S. corporation located in Florida, is an international telecommunications company engaged in the sourcing, marketing and sales of wireless telephone terminals and other related products. Micel Wireless currently represents certain manufacturing companies and telecom agencies as a purchasing agent and sales representative.

Micel Wireless Corp. designs, manufactures, and sells fixed cellular terminals for Wireless Local Loop (WLL) applications in developing countries.

Micel Wireless is jointly held by the Parent and by Export Business & Services, Inc. ("EBS").

MICEL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands


NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies applied in the financial statements are as follows:

a.	Principles of consolidation:

The consolidated financial statements include the accounts of the parent and its subsidiaries and have been prepared in accordance with generally accepted accounting principles in the United States. Significant intercompany accounts and transactions have been eliminated on consolidation. The Company's 50% interest in Micel Wireless, is accounted for by the equity method.

b.	Foreign currency transactions:

	Most of Microkim's sales are either in, or, linked to the U.S dollar. RadioTel's primary economic environment is in, or, linked to the U.S. dollar. In addition, a substantial portion of the parent's costs are incurred in dollars.

Company's management believes that the dollar is a primary currency in the economic environment in which its operates, therefore the dollar is its functional and reporting currency, and, accordingly, monetary accounts maintained in currencies other than the dollar (principally cash and liabilities) are remeasured using the foreign exchange rate at the balance sheet date. Operational accounts and non-monetary balance sheet accounts are measured and recorded at the rate in effect at the date of the transaction. The effects of foreign currency remeasurement are reported in the statements of operations as financial income, or expenses, as appropriate.

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


MICEL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands


f.	Property and equipment net:

Property and equipment are stated at cost. Depreciation is calculated using the straight-line method, over the estimated useful lives of the assets as follows.

		Years

Computers and peripheral equipment		3 - 6
Motor vehicles		6
Office furniture and equipment		6 - 14

Leasehold improvements are amortized on the straight-line basis, over the shorter of either the estimated useful life or the lease term agreement.

g.	Preferred shares of subsidiary:

The Company accounts for preferred shares of subsidiary in accordance with Staff Accounting Bulletins (SAB) 84, Accounting for sales of stock by a Subsidiary. According to this bulletin, a gain from issuance of subsidiary preferred stock should not be recognized, such gain is recognized as a liability and it will be recognized only in the conversion of the preferred shares to common shares and when the gain will be reasonably assured.

h.	Income taxes:

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

i.	Segment Disclosures:

Effective October 1, 1998, the Company adopted the FASB Statement of Financial Accounting Standard No. 131, Disclosure about Segments of an Enterprise and Related Information (SFAS No. 131). SFAS No. 131 superseded FASB Statement of Financial Accounting Standard No. 14, Financial Reporting for Segments of a Business Enterprise. SFAS No. 131 establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of SFAS No. 131 did not affect the Company's results of operations or financial position, but did affect the disclosure of segment information (See Note 11).


MICEL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands


j.	Revenue recognition:

Revenues from sales of products are recognized upon delivery, provided that no significant vendor obligations remain and the collection of the related receivable is probable.

k.	Warranty costs:

The provision for product warranties is recorded for probable costs, in connection with warranties based on the Company's experience and Company's managers and engineering estimates.

The Company generally provides a warranty for parts and labor for one year from delivery of the product, although in some cases a longer warranty period may be given.

l.	Research and development costs:

	Research and development costs are charged to expenses as incurred.

m.	Royalty-bearing grants:

Royalty-bearing grants from the Government of Israel for funding of approved research projects are recognized at the time the Company is entitled to such grants on the basis of the related costs incurred.

n.	Non-royalty bearing grants:

Non-royalty bearing grants from the Government of Israel for funding certain approved marketing activity are recognized at the time in which the Company is entitled to such grants on the basis of the related costs incurred.

o.	Basic and diluted net loss per share:

Basic and diluted net loss per share are presented in accordance with SFAS No. 128, "Earnings per Share" ("SFAS 128"), for all periods presented.

Basic and diluted net loss per share has been calculated using the weighted-average number or Common Stock outstanding during the period. Diluted net loss per share is calculated based on the weighted average number of Common Stock outstanding during each year, plus the weighted average number of dilutive potential Common Stock considered outstanding during the year.

All outstanding stock options, and warrants have been excluded from the calculation of the diluted loss per Common Stock because all of these securities are anti-dilutive for all periods presented. The total numbers of shares related to the outstanding options and warrants excluded from the calculations of diluted net loss per share were 627,120 and 847,120 for the periods ended September 30, 1998 and 1999, respectively.

MICEL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands


p.	Concentration of credit risks:

	Financial instruments that potentially subject the Company to concentrations of credit risks consist principally of cash equivalents and trade receivables.

	The Companys cash and cash equivalents are invested in deposits with major U.S and Israeli banks. Management believes that the financial institutions that hold the Companys investments are financially sound, and accordingly, minimal credit risks exist with respect to these investments.

	The Companys trade receivables are derived from sales to customers located primarily in Israel and the United States. The Company performs ongoing credit valuations of its customers and, to date, has not experienced major losses from bad debts.

q.	Fair value of financial instruments:

The financial instruments of the Company at September 30, 1998 and 1999 consist of non-derivative financial instruments included in working capital: cash and cash equivalents, trade receivables, accounts receivable, short-term bank line of credit, accounts payable and accruals. Due to the short-term maturities of these financial instruments, their fair value approximates their carrying amount.

r.	Stock-based compensation:

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), in accounting for its employee stock options plan. Under APB 25 when the exercise price equals or is above the market price of the underlying stock on the date of grant, no compensation expense is recognized.

The Company recorded an expense in accordance with APB 25 in the amount of $ 124 and $ 121 for the years ending September 30, 1998 and 1999, respectively.

In accounting for warrants granted to persons other than employees, the provisions of Statement No. 123, "Accounting for Stock Based Compensation" were applied. According to FASB 123 the fair value of these options was estimated at the grant date using Black-Scholes option pricing model. The pro-forma disclosures required by FASB 123, are provided in
Note 10b.

s.	Comprehensive income:

As of January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income ("SFAS 130"). "SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components, however, the adoption of this Statement had no impact on the financial statements, as the Company had no items of other comprehensive income in any period presented.

MICEL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands


t.	Severance pay:

The Company's liability for severance pay is calculated pursuant to Israeli severance pay law based on the most recent salary of the employees multiplied by the number of years of employment, as of the balance sheet date. Employees are entitled to one months salary for each year of employment or a portion thereof. The Company's liability for all of its employees, is fully provided by monthly deposits with insurance policies and by an accrual.

The deposited funds include profits accumulated up to the balance sheet date. The deposited funds may be withdrawn only upon the fulfillment of the obligation pursuant to Israeli severance pay law or labor agreements. The value of the deposited funds are based on the cash surrendered value of these policies, and include immaterial profits.

u.	Future adoption of new accounting standard:

In June 1998, the Financial Accounting Standards Board issued statement 133, Accounting for Derivative instruments and Hedging Activities (Statement
133). This statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivatives fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivatives gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. Statement 133 is effective for fiscal years beginning after June 15, 2000 and cannot be applied retroactively. The Company does not expect the impact of this new statement on the Companys consolidated balance sheets or results of operations to be material.


NOTE 3: -	INVENTORIES

Inventories consist of the following:
	September 30,
	1999

Raw materials	$   487
In process inventories	(*  346

	$   833

*)	In process inventories include labor and overhead costs of
approximately $ 93.


MICEL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands


NOTE 4: -	INVESTMENT IN AFFILIATED COMPANY

The Company applies the equity method of accounting to its investment in Micel Wireless.

The Company granted a loan in the amount of $ 150,000 to Micel Wireless which bears interest at the rate of 12% per annum, payable annually. The loan will become due at a mutually agreed upon time between Micel Wireless Shareholders'. During 1999, Micel Wireless paid $ 80,000 due to the aforementioned loan.
	September 30,
	1999

Investment in capital	(*  $       -
Loan (see above)	70
Accumulated income	49

	$   119
*)  Represents an amount lower than $ 1 thousand.


NOTE 5: -	PROPERTY AND EQUIPMENT, NET

Cost:
	Computers and peripheral equipment	$   2,581
	Motor vehicles	134
	Office furniture and equipment	106
	Leasehold improvements	57

	2,878
Less - accumulated depreciation	2,063

Depreciated cost	$      815


NOTE 6:-	SHORT-TERM BANK LINE OF CREDIT

As of September 30, 1999, Microkim has an authorized line of credit in the amount of $ 245 which is denominated in NIS and bears interest at the rate of Prime +3%.

The weighted average interest rate of the line of credit as of 1999 was approximately 16.5%.

MICEL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands


Microkim has an unused line of credit in the amount of $ 217 as of September 30, 1999 (there is no fee for the unused portion of the line of credit).

						Average
						interest
September 30,
		Currency		Linkage		rate		1999

Short-term bank line of
	credit
NIS
Unlinked
16.5%
28
Current maturities *)		USD				Libor +
1.375%		7

								35

*)	Current maturities of the loan from Israel Industrial Development
Bank Ltd. to be repaid in 2000.

On September 29, 1999, RadioTel obtained a line of credit from Bank Hapoalim in the amount of
$ 500 thousand denominated in dollars, bearing interest at an annual rate of Libor + 2%.

In connection with the line of credit, RadioTel granted to bank Hapoalim a warrant which is convertible into RadioTel's Ordinary shares,. in consideration of $ 250 and its exercise price will be determined based on the terms of future liquidity events, as defined in the agreement with the bank. The warrant is exercisable until September 29, 2002.

RadioTel can increase its line of credit up to $ 1,000 and the value of Bank Hapoalim's warrant will increase to $ 500 on the same aforementioned terms.

The credit facility is secured by a floating charge on all assets of RadioTel.


NOTE 7: -	ACCRUED SEVERANCE PAY, NET

	Under Israeli Law, the Companys subsidiaries are required to make severance payments to dismissed employees (including officers) and to employees leaving employment under certain other circumstances. This liability is calculated based on the salary of each employee for the month prior to the balance sheet date multiplied by the periods of employment of each employee. Micel Corp.'s liability for required severance payments is covered by insurance policies and by an accrual.

	Severance pay expenses amounted to $ 68 and $ 123 for the years ended September 30, 1998, and 1999, respectively.

MICEL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands


NOTE 8: -	TAXES ON INCOME

a.	Domestic (U.S.A.):

As of September 30, 1999, the Company had approximately $ 1.44 million in federal and state net operating losses carryforward to offset against future taxable income. The net operating losses carryforward expire in the years 2003 through 2019.

b.	Foreign (Israel - subsidiaries):

1.	Measurement of taxable income under the Income Tax (Inflationary
Adjustments) Law, 1985:

	Under this law, taxable income is measured in real terms, in accordance with the changes in the Israeli CPI. The Companys Israeli subsidiaries elected to measure their results on the basis of changes in the Israeli CPI. The difference between the annual change in the Israeli CPI and in the NIS/dollar exchange rate causes a further difference between taxable income and the income before taxes shown in the financial statements. In accordance with paragraph 9(f) of SFAS No. 109, the Company has not provided deferred income taxes on the difference between the reporting currency and the tax bases of assets and liabilities.

2.	Tax benefits under the Law for the Encouragement of Capital
Investments, 1959 (hereinafter - the "Law"):

	The production facilities and expansion programs of the subsidiaries in Israel have been granted the status of "approved enterprise", under the Law. According to the provisions of the Law, Microkim and RadioTel has elected to enjoy "alternative benefits" - waiver of grants in return for tax exemption - and, accordingly, their income is tax-exempt for a period of two years commencing with the year in which it first earns taxable income. In the remaining 8 years of benefits, Microkim will be subject to a corporate tax of 10%, and RadioTel will be subject to 10%-20%, depending upon the rate of investment of foreign investors.

	If a dividend is distributed out of such tax-exempt profits, the subsidiaries will be liable for corporate tax at the rate of 10% and 10%-20%, respectively.

	The period of tax benefits, detailed above, is subject to limits of 12 years from the commencement of production, or 14 years from the approval date, whichever is earlier.

MICEL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands


Microkim and RadioTel have not yet commenced its benefits period, since they have not yet earned taxable income. The Company can utilize the benefits period up to August 28, 2005 and November 15, 2010, respectively.

	Israeli taxable income not eligible for the "Approved Enterprise" benefits is taxed at the regular corporate tax rate of 36%.

3.	The subsidiaries have accumulated foreign net operating losses carryforward for tax purposes as of September 30, 1999, which may offset taxable income for an indefinite period in the amount of approximately $ 6.7 million. The subsidiaries expect that, during the period in which these tax losses are utilized, its income would be substantially tax exempt. Accordingly, there will be no tax benefit available from such losses, and no deferred taxes have been included in these financial statements.

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
		September 30,
1999

Deferred tax assets:
U.S. operating loss carryforward		$   2,772

Valuation allowance		2,772

Net deferred tax asset		$          -

	The Company has provided valuation allowances in respect of deferred tax assets resulting from tax loss carryforwards.

MICEL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands


	Management currently believes that it is more likely than not that the deferred tax regarding the loss carryforwards will not be realized in the foreseeable future.

e.	Loss before earnings (losses) from affiliated company and minority interest consists of the following:
		Year ended
September 30,
		1998		1999

Domestic		$      157		$        76
Foreign		1,586		2,035

		$   1,743		$   2,111


NOTE 9: -	COMMITMENTS AND CONTINGENCIES

a.	Lease commitment:

In 1998, Microkim entered into an operating lease agreement, which expires in December 2002. The rental payments through the lease expiration date in 2002 (which are linked to the CPI) approximate $ 9 per month. Rent expenses for the years ended September 30, 1998 and 1999 were approximately $ 90 and $ 110, respectively.

In May 1999, RadioTel entered into a five year operating lease agreement beginning September 1999. The rental payments through the lease expiration date approximate $ 14 per month. Rent expenses for the years ended September 30, 1998 and 1999 were approximately $ 74 and $ 71 respectively.

RadioTel has a renewal option for an additional two periods of two years each.

Future minimum rental payments under non-cancelable leases at September 30, 1999, are as follows:

2000		$      280
2001		281
2002		283
2003		197
2004		168

		$   1,209

MICEL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands

b.	Royalty commitment:

(1)	Microkim is committed to pay royalties to the Government of Israel and the BIRD Foundation in respect of products under development for which they participated by way of grant. The royalty is computed at the rate of 2% to 5% of proceeds from sales of such products, up to 100%-150% of the aggregate amount of such grants (dollar- linked). Royalties paid during the years ended September 30, 1998 and 1999 totaled $ 23 and $ 27, respectively.

As of September 30 1999, Microkim has a contingent liability to pay royalties in the amount of approximately $ 1,071.

As security for compliance with the terms of an investment grant received from the State of Israel, Microkim registered floating security interests on all of its assets.

(2)	Pursuant to RadioTel's research and development agreements with the
Chief Scientist, the Company is required to pay royalties at the rate of 3%-5% of sales of products developed with funds provided by the Chief Scientist, up to an amount equal to 100% of the Chief Scientist's research and development grants (dollar-linked and bears interest at the Libor rate) related to such projects.

Repayment of such grants is not required in the event that there are no sales of products with respect to such grants. The Chief Scientist restricts the transfer of know-how obtained through its research and development grants. Radiotel is not required to pay any grant yet, since there are no sales of products in respect to such grant.

As of the balance sheet date, RadioTel has contingent liability to the Chief Scientist, in the amount of approximately $ 591.

c.	Bank guarantees:

In connection with certain contracts entered into with customers, Microkim is required to obtain performance guarantees. The total performance guarantees outstanding at
September 30, 1999 amounted to approximately $ 183.

d.	Consulting agreement

In August 1997, RadioTel contracted the services of Crossways Consulting Group Inc. ("CCG") for a period of 40 months beginning September 1, 1997. CCG will assist the Company with marketing strategies, by obtaining equity investments and project financing and by introducing RadioTel to potential customers, partners for mergers or acquisitions and strategic alliances.

On December 30, 1998, the Company contracted the services of Crossways Consulting Group Inc. (CCG), for a period of four years beginning January 1, 1999. CCG will assist the Company with marketing strategies, by conducting Microkim s operations, and by introducing Micel to potential customers.

MICEL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands


The Company pays CCG consulting fees in the amount of $ 6 per month. In addition, the Company will pay CCG 1.5% on the sales of its products or services to customers in North America that are provided by CCG during the term of the agreement and 18 months after the effective termination date of the agreement.

The Company has granted 220,000 options, at an exercise price of $ 2.00 per share, exercisable for a period of five years after the termination of the agreement, and vesting at the rate of 20%, commencing January 1, 1999.

Consulting fees paid for the year ended September 1999 amounted to $ 144.

e.	Legal proceeding

1.	In 1999, a claim by a former employee was commenced against Microkim for patent infringement regarding a component of microwave system. The district court dismissed the action. The plaintiff has appealed to federal circuit court. The federal circuit court did not render a decision regarding the appeal. In the opinion of Company management and the Company's legal counsel, it is not possible at this stage to estimate the final outcome of this claim.

2.	In November 1999, a claim by a former employee was commenced against
RadioTel for severance pay in the amount of $ 13 and 24,750 options.
In the opinion of RadioTel's legal counsel, the employee is not entitled to severance pay, and alternatively, if RadioTel will be held liable, the latter will have to pay $ 2 since an amount of $ 11 is accumulated in provident funds in respect of severance pay. As to the options, RadioTel's legal counsel is of the opinion that the employee is entitled to 8,479 options, the amount of vested options earned as of the termination date of his employment.


NOTE 10: -	SHAREHOLDERS' EQUITY

a.	Issuance of subsidiary shares to third parties:

During the first quarter, RadioTel issued 95,870 shares of common stock to the Parent and 62,859 shares of preferred stock to other investors in net consideration of approximately $ 1,056.

MICEL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands


b.	Stock option plan:

1.	The Parent stock option plan:

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

		Year ended September 30,
		1998		1999
				Weighted
Weighted
		Number		average		Number		average
		of		exercise		of
exercise
		options		price		options		price

Outstanding at beginning of year		255,000		$  1.59
335,500		$  1.77
	Granted		100,000		2.00		-		-
	Forfeited		19,500		0.60		-
-

Outstanding at end of year		335,500		$  1.77
335,000		$  1.77

Exercisable at the end of year		244,075		$  1.71
294,069		$  1.74

The fair value of options granted for the years ended September 30, 1998 was $ 1.73.

The options outstanding as of September 30, 1999 (excluding warrants granted to consultants), have been separated into ranges of exercise prices, as follows:

		Options 		Weighted		Options
		outstanding as of		average
exercisable at
		September 30,		remaining		September
30,
Exercise price		1999		contractual life		1999

$  0.60		55,500		  1.30		55,001
2.00		280,000		3.95		239,068

$ 0.60 - $ 2.00		335,500		  3.51		294,069

MICEL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands


2.	RadioTel's stock option plan:

In July 1997, RadioTel's Board of Directors ("RadioTel's Board") adopted, along with its shareholders' approval, the key employee share incentive plan, 1997 ("RadioTel's Plan"), as amended through September 1997, which provides for the grant of incentive and/or nonqualified stock options to purchase up to 162,500 ordinary shares to any officer, director, consultant or employee at RadioTel's Board's discretion.
Generally, these options become exercisable over specified vesting periods but may not be exercised after ten years (or any shorter period as set forth in the notice of grant) from the date of grant.

The following is a summary of the options granted under the plan:

		Year ended September 30,
		1998		1999
				Weighted
Weighted
		Number		average		Number		average
		of		exercise		of
exercise
		options		price		options		price
Outstanding at the beginning
	of the year
96,000
$  5.19
145,849
$  5.19
	Granted		49,849		5.19		11,625		5.19
	Forfeited		-		-		5,250
5.19

Outstanding at the end
	of the year
145,849
$  5.19
152,224
$  5.19

Contractual life				8.31
7.41

Exercisable at the end
	of the year
61,967
$  5.19
98,171
$  5.19

The exercise price of the qualified options cannot be less than the par value of the shares into which such options are exercisable.

The fair value of the options granted for the years ended September 30, 1998 and 1999 was $ 5.19 for both years.

Under FAS 123 pro forma information regarding net income and earnings per share is required (for grants issued after December 1995), and has been determined as if the Company had accounted for its employee stock option under the fair value method of the statement. The fair value for Micel's options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1998 and 1999: risk-free interest rates of 6.5% an 6% dividend yields of 0% for both periods, volatility factors of the expected market price of the Company's Common Shares of 0.636 and 1.28 and a weighted-average expected life of the options of five years for both periods. The fair value for RadioTel's options was estimated under the minimum value.

MICEL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands


The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require subjective assumptions, including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from traded options, and because changes in the subjective assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable measure of the fair value of its employee stock options.

Pro forma information under SFAS No. 123 is as follows:

		Year ended
September 30,
		1999		1998

Net loss as reported		$     938		$  1,118

Pro forma net loss 		$  1,006		$  1,303

Pro forma basic and diluted net loss per share		$   0.17
$   0.22

	c.	Warrants:

	1.	In November 1994, the shareholders approved the issuance of
a warrant to Quest Enterprises Inc. a related party (see Note 12) to purchase 61,437 shares of common stock at $ 0.60 per share.

	2.	In September 1997, RadioTel issued options to consultant to
purchase 48,000 shares of common stock at $ 5.19 per share.

In December 1998, the Company issued options to consultants to purchase 220,000 shares of common stock at $ 2.00 per share together with previous issuance the number of issued options to consultants is 390,000.

The Company recorded an expense in accordance with FASB 123, in the amount of $ 135 and $ 140 for the years ended September 30, 1998, and 1999, respectively.

MICEL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands


NOTE 11: -	SELECTED STATEMENTS OF OPERATIONS DATA

a.	The Company has two reportable segments: Wireless network
development and radio frequency equipment. The wireless network development produces wireless network to extend the existing and future infrastructure with the same wireline services. The radio frequency equipment segment provides portable field testers, RF and microwave systems for both commercial as well as military applications.

The following data present the revenues, expenditures and other operating data of the Company's operating segments.

		Year ended
September 30,
		1999		1998
Revenues:
	Wireless network development		77		-
	Radio frequency equipment		2,663		2,202

		2,740		2,202
Loss (income) from consolidated operations
	Wireless network development		1,852		2,099
	Radio frequency equipment		(452)		(252)
	Other unallocated loss		21		2
	Adjustments to compensation expense in consolidation		322
262

		1,743		2,111
Tangible long-lived assets, net
	Wireless network developments		453		675
	Radio frequency equipment		577		466
	Other unallocated amounts		151		123

		1,181		1,264
Capital expenditure
	Wireless network development		362		264
	Radio frequency equipment		228		55

		590		319
Depreciation
	Wireless network development		42		116
	Radio frequency equipment		71		72

		113		188

MICEL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands


b.	Summary information about geographical destinations:

The Company attributes revenues from external customers, on the basis of the location of product sales.

The following presents total revenues and long-lived assets for the year ended September 30, 1998 and 1999:
		1998		1999
		Total 		Long-lived		Total
Long-lived
		revenues		assets		revenues
assets

Israel 		$   1,691		$  1,030		$  648
$  1,141
U.S.		1,049		151		1,554		123

		$   2,740		$ 1,181		$  2,202
$  1,264

c.	Major customers data; percentage of total revenues:
		Year ended
September 30,
		1998		1999

Customer A		31%		32%

Customer B		26%		-

Customer C		13%		24%

Customer D		-		23%

d.	Classes of products:

Radar signal simulator		1,123		837
Frequency sources		767		1,211
Support components		658		-
Other		192		154

		2,740		2,202

e.	Research and development, net:

Total cost		$   1,707		$  2,422
Less - grants and participation		186		748

		$   1,521		$  1,674


MICEL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands


f.	Financial income (expenses), net:
		Year ended
September 30,
		1998		1999

	Interest and other		$      (22)		$      39
	Foreign currency translation adjustments		19
(1)

		$       (3)		$     38


NOTE 12:-	RELATED PARTY TRANSACTIONS

During January 1993, the Company contracted the services of Quest Enterprises Inc. ("Quest"), a marketing specialist, for a period of three years. The term of the agreement has been extended through December 31, 1998. Quest is 50% owned by the Company's former chairman. In August 1994, the agreement between the Company and Quest was amended to provide that Quest will assist the Company with the operation and management of Microkim. The Company pays Quest a consulting fee of $ 5 per month plus expenses.

In addition, in the event that the services provided by Quest to the Company result in a contract being awarded to the Company, Quest will be entitled to a commission in the amount of 1% of the revenues received. In the event that the services provided by Quest result in a joint venture or other equity arrangement between the Company and the potential partner, Quest will be entitled to a reasonable equity portion in such joint venture not to exceed 15% of the equity of the joint venture or a commission. Quest is also entitled to 25% of any royalties received by the Company from parties introduced to the Company by Quest.

Consulting fees paid for the year ended September 30, 1998 and 1999 amounted to $ 83 and $ 20, respectively.






- - - - - - - - - - - - -





SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: December 28, 1999.


		MICEL CORP.

	By:	s/Ron Levy
		Ron Levy, President


Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and dates indicated.


SIGNATURE	TITLE	DATE


s/Ron Levy	Director, President and Chief Executive	December 28,1999.
Ron Levy	and Financial Officer

s/Heather Loren	Director	December 28,1999.
Heather Loren

s/Barry Braunstein	Director	December 28,1999.
Barry Braunstein

















- - - - - - - -


------=_NextPart_000_0000_01BF6582.33BAD7A0
Content-Type: application/ms-tnef;
	name="winmail.dat"
Content-Transfer-Encoding: base64
Content-Disposition: attachment;
	filename="winmail.dat"


------=_NextPart_000_0000_01BF6582.33BAD7A0--