Form 10QSB
period 1999-12-30
MICEL CORP
filed 2000-02-14
CIK 874788

FORM  10-QSB
                          SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON,  D. C. 20549

                    Quarterly Report Under to Section 13 or 15(d)
                        of the Securities Exchange Act of 1934

For Quarter Ended:                                December 31, 1999

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

         YES  X                      NO
              -                            -
Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                Common Stock, Par Value  $.01               5,900,380
                ------------------------------------------------------
                (Title of each Class)   (Outstanding at December 31, 1999)
                               MICEL CORP. AND SUBSIDIARIES CONSOLIDATED
REPORT

                             		     TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
		PAGE

Item 1. Consolidated Financial Statements:
Condensed consolidated balance sheets as of December 31,
1999 (Unaudited) and September 30, 1999 (Audited).		                3-4

         	Condensed Consolidated Statements of operations
for the three months ended of December 31, 1999
         	and 1998 (Unaudited).                                 	 			     5

         	Condensed Consolidated Statements of Cash Flows
	for the three months ended of December 31, 1999 and
          	1998 (Unaudited).
6

          	Condensed Consolidated Statements of Changes in
          	Shareholders' Equity.                                   				    7

         	Notes to Condensed Consolidated Financial Statements   		     8

Item 2. Management's Discussion and Analysis of Financial
       	Conditions and Results of Operations
9-10

PART II - OTHER  INFORMATION                                    	   		   11

Signatures          	                                          			  	   12

Exhibit  27 	                                                  			  	   13


 MICEL CORP. AND SUBSIDIARIES
PART I  - FINANCIAL INFORMATION
MICEL CORP. AND SUBSIDIARIES
---------------------------------------
CONDENSED CONSOLIDATED BALANCE SHEETS

U.S dollars in thousands

						 December 31	             	September 30
                                            		        1999
1999
            	                                  			(UNAUDITED)     	(AUDITED)
                       	                 			------------------- 		----------
---------
ASSETS

CURRENT ASSETS
   Cash and cash equivalents			$      974               	 $    360
   Trade receivables 			  	        530		       467
   Other accounts receivable                  		        750  		       606
   Inventories 		        	             		        662   		       833
                                      			---------------		---------------
Total current assets         				      2,916 	   	    2,266
                                             	  		---------------	  	-------
--------
INVESTMENT IN AFFILIATED COMPANY 	         146	                     119

       --------------                        --------------

DEPOSITS WITH INSURANCE COMPANIES
 AND PENSION FUNDS 			                       416	   	       326

       --------------                       --------------

MINORITY INTEREST				         377                                     4

       --------------                       --------------

PROPERTY PLANT AND EQUIPMENT, NET	         953      		       815
                                  				---------------     	     	-----------
----
Total assets        					$    4,808      	             	$  3,530

========                       ========



























LIABILITIES AND SHAREHOLDERS EQUITY
------------------------------------------------------------

CURRENT LIABILITIES:

   Short-term bank credit	     			        214
28
   Shareholders loan
1,157                                         -
   Current maturities of long term debt                                   7
7
   Accounts payable and accrued liabilities		     1,022
1,099
   Advances from customers                                               182
199
					             ---------------		---------------
Total current liabilities             		 	     2,582
1,333
                                  				---------------	 	---------------

ACCRUED SEVERANCE PAY			        511		          415

PREFERRED SHARES OF SUBSIDIARY		     1,305
1,292
	    				---------------		---------------
Total liabilities       		      		     1,816
3,040
                                       	 			---------------		---------------

SHAREHOLDERS' EQUITY:
   Common Stock             				          59         		           59
   Additional paid-in capital	   	 	     7,962          		      7,779
   Receipt on account of shares		                      775
775
   Accumulated deficit       		                  (8,052)
(7,894)
   Deferred compensation from issuance of stock
     option to employees				      (334)		       (229)
                     	      			---------------	  	---------------
Total shareholders' equity 				        410        		        490
                                  				---------------		---------------
Total liabilities and shareholders' equity	              $   4,808
$     3,530
                                      				=========      		=========


























     		               MICEL CORP. AND SUBSIDIARIES
               	  		 CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS


U.S dollars in thousands

					       3 Months Ended December
   -----------------------------------


                                             		    1999		    1998
 (Unaudited)    	(Unaudited)
--------------	--------------
Sales                                                                1,038
349
Cost of sales	       537                      173
                                                                      ------
-------          -------------
Gross profit                                                         501
176
                                                                       -----
--------            ------------
Research and development expenses, net             519
557
Selling & Marketing expenses		       204                        56
General and administrative expenses                   359     	        186
				                -------------  	 -------------
Total operating expenses	   	                  1,082
799				 			                                                       ----------
---            --------------
Operating loss  			                     581                      623
Financial income (expenses) and other            (    62)
37
Capital gain
                                   3                         -
		                                           -------------	 -------------
Loss before income (losses) from affiliate
company and minority interest	                    640
586
Income (loss) from affiliated company                  97
(   30)
Minority interest in losses of subsidiary  	       385
331
			 --------------     	-------------
Net  loss		      		                 $  158              $     285
	                                                       ========
=======
Basic and diluted loss per share	  	  $0.03      	    $0.05
		              	 ========         =======
Shares used in computing
loss per share				5,900,380       	 5,897,298
	========	========



















                                                                     MICEL
CORP. AND SUBSIDIARIES
                        				CONDENSED CONSOLIDATED STATEMENTS OF
                                   	  				CASH FLOWS


U.S dollars in thousands

		  	3 MONTHS ENDED DECEMBER 31
	                                   			-------------------------------------
----------
              			           		      1999         	                   1998
                      		                     		(Unaudited) 	  	(Unaudited)
						---------------		---------------
Cash Flows From Operating Activities:
Net loss 		                          			      (158)		     (285)
Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation 					         43         		        39
   Gain on sale of equipment
 3)                                      -
   Equity in loss (gain) of affiliated company                      (97)
30
   Compensation from issuance of options to
     consultants					         38                                    16
   Amortization of deferred compensation
     issuance of stock options to employees		         40  		        51
   Minority interest in losses of subsidiary	                   (385)
(331)
   Changes in operating assets and liabilities:
   Decrease (increase) in accounts receivable		     (207)
266
   Decrease (increase) in inventories 		       171
(90)
   Increase (decrease) in accounts payable and accrued
      liabilities					      ( 77)     		         83
   Increase (decrease) in advances from customers 	       (17 )
9
   Increase (decrease) in accrued severance pay	          6
(  12)
   Increase in preferred Shares of Subsidiary                        -
136
              		-------------                       ---------------
Net cash used in operating activities    	                   (646)
(  88)
                                                   	 		---------------
          ---------------
Cash flows From investing activities:
   Purchase of fixed assets                            	 	      (181)
(  24)
   Proceeds from sale 				           3    	                       -
   Proceeds from note receivable
                    70           		         -
                                                               	       	----
-----------	                ---------------
 Net cash used in investing activities	                    (108)
(   24)
						---------------	                ---------------
Cash flows from financing activities:
   Repayment of long term debt                 	   	          -
(     5)
   Net changes in short-term bank overdraft facilities	       186
 86)
   Proceeds from long term loan
             1,157 	                       -
   Issuance of subsidiary shares to third party	           -
441
   Receipt on account
       -                                     375
   Receipt on account of subsidiary shares
        to minority
25                                      -

     ------------                              ------------
Net cash provided by financing activities		    1,368
725
					            -------------	             ---------------
Increase in cash and cash equivalents                               614
613
Cash and cash equivalents at the beginning
   of period     	                             	   	       360
1,428
                                    ---------------      	            ------
---------
Cash and cash equivalents at the end of period        $       974
$   2,041

=======                        =========


  MICEL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY FOR THE THREE MONTHS ENDED DECEMBER 31, 1999


                     			     Common stock            							Deferred
                     			.	   							  	compensation
							     Additional 	Receipts on			from issuance
		No		Value	           paid	accounts of	Accumulated	of   stock options
		of shares	                                 in capital         shares
deficit		to employees	  Total
         		------------  	----------   ---------------     	------------
  	 ---------------  	--------------------	-------------
Balance,
September 30, 1999   		5,900,380	 $59	   $      7,779    	$   775
$ (7,894)   	$   (229  )	$ 490

Compensation from issuance of
options to consultants		       -		        -
8                -		       -		         -		     38

Deferred compensation from
issuance of stock options to
employees			       -		        -		 145               -		        -
            -

Amortization of deferred
compensation from issuance of
stock option to
	      -		        -	                -	         -		         -		        40
40

Loss for the period 		      -		        -	               -	         -
(158)	                               (158)
		------------  	----------  ---------------      	------------      	 -----
----------  	--------------------	-------------
Balance, December
31, 1999    			5,900,380	$ 59             $  7,962	$  775             	$
(8,052)	$ (334)	               $410
 MICEL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS (UNAUDITED)

1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet at December 31, 1999, the consolidated statements of loss for the three months ended December 31, 1999 and 1998, and the consolidated statements of cash flows for the three months ended December 31, 1999 and 1998, have been prepared by the Company, and are unaudited.

Reference should be made to the notes to the Company's September 30,1999 audited consolidated financial statements for additional details of the company's consolidated financial condition, results of operations and cash flows. The details in those notes have not changed except as a result of normal transactions in the interim. All adjustments (of normal recurring nature) which are, in the opinion of management, necessary to a fair presentation of the results of the interim period have been included.


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

     Microkim is 100% held by the parent .

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

Micel Wireless is jointly held by the parent and by Export Business &Services Inc. (EBS).







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

Transactions and balances denominated in U.S. dollars are presented in their original amounts. Non-dollar transactions and balances have been remeasured to U.S. dollars accordance with statement No. 52 of the Financial Accounting Standards Board (FASB). All transactions gains and losses from remeasurement of monetary balance sheet items denominated in non-dollar currencies are reflected in the statements of operations as financial income or expenses, as appropriate.


FINANCIAL CONDITION:


The company's operations in the three months of the fiscal year ending on September 30, 2000 ('Fiscal 2000') have been financed principally from revenues from sales, research and development grants and by a convertible loan .

The total amount of outstanding loans, credit facilities and guarantees from banks is approximately $316,000 and is secured by liens on certain of Microkim's property and equipment, share capital and insurance rights, and by a secured interest in all of Microkim's assets. This amount includes approximately $ 7,458 of short-term borrowings from Israel Industrial Development Bank Ltd. This also includes approximately $94,000 of performance guarantees pursuant to contracts with customers.

In the three months ended December 31, 1999 net cash equivalents increased by $614,000 as a result of $1,157,000 shareholders loan that RadioTel obtained. This loan is to be repaid with interest at the annual rate of Libor+2% no later than December 2000, RadioTel issued warrants exercisable to purchase at $0.1 RadioTels Ordinary shares par value each, net cash further increased $25,000 loan receipt on account of subsidiary shares to minority, $186,000 short-term bank overdraft facilities and reduced by $646,000 in operating activities and $108,000 used in investing activities.


RESULTS OF OPERATIONS

Three months ended December 31, 1999 compared to the three months ended December 31, 1998.

Sales in the three months ended December 31, 1999 were $1,038,151 as compared with $348,745 in the three months ended December 30, 1998. The increase in sales compared to the 1998 period resulted from the completion of a product and its delivery in the 1999 period.

Cost of sales in the three months ended December 31, 1999 was 52% of sales or $536,771 as compared with 50% or $173,207 in the same period in 1998. The changes in the percentage of cost of sales is caused by changes in the type of products that were delivered in the 1999 period from the 1998 period. The cost of sales fluctuates for all the products.

Research and development expenses decreased to $519,142 or 50% of sales in the three months ended December 31, 1999 from $557,147 or 160% of sales in the same period in 1998. The expenses decreased due to the receipts of grants and financial participation that RadioTel got from the Chief Scientist .In the 1999 period the grants and participation were $219,130 compared to $0 in the same period in 1998.

Selling & marketing expenses in the three months ended December 31, 1999 were $204,073 or 20% of sales compared to $56,381 or 16% of sales in the same period in 1998. The increase was caused by new activities performed by RadioTel.

General and administrative expenses in the three months ended December 31,1999 were $358,861 or 35% of sales compared to $185,956 or 53% in the same period in 1998. The increase was mainly due to the increase in the rental expenses in the new location of the Israeli subsidiaries.

Financial expenses in the three months ended December 31, 1999 were $61,517 compared with income of $37,465 in the same period in 1998. The increase was caused by the devaluation of the dollar and interest on loans.

Minority share in RadioTel losses amounted to $385,534 (see also note 2b above) as compared to $330,755 in the same period in 1998.

Company's share in the income of its 50% held affiliate, Micel Wireless, for the first three months of fiscal year 2000, was $96,536 compared with the loss of $29,743 in the first three months of fiscal 1999.

In the three months ended December 31, 1999, the company reported a loss of $156,397. In the same period in 1998, the Company had a loss of $285,169. The decrease in the loss is attributable mainly to the increase in sales from preliminary sale to a future customer.

The inventories at December 31, 1999, consisted of $463,572 raw materials and $198,449 work in process as compared to $486,515 raw materials and $346,176 work in process at September 30, 1999.

The company is committed to pay royalties to the office of the Chief Scientist of the State of Israel ("OCS") in respect to products under development for which the OCS participated by way of grant. The royalty is computed at the rate of 2%-5% of proceeds from sales of such products up to the amount of such grant..


 MICEL CORP. AND SUBSIDIARIES

                             PART II - OTHER INFORMATION

Item 1.   Legal Proceeding
          Reference is made to Form 10-KSB for the year ended
          September 30, 1999.

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

                                   MICEL CORP.

Registrant Date: February? ? 14th, 2000          By:  /s/ Ron Levy
                                      -------------------------------
                                        President and

                             Chief Executive and Financial Officer