Form 10QSB
period 2000-03-31
MICEL CORP
filed 2000-05-22
CIK 874788

FORM  10-QSB
                           SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON,  D. C. 20549

                     Quarterly Report Under to Section 13 or 15(d)
                         of the Securities Exchange Act of 1934

 For Quarter Ended:                                March 31, 2000

 Commission File Number:  1-11020

                                      Micel Corp.
        -------------------------------------------------------------------

           (Exact name of Small Business Issuer as specified in its charter)

            NEW YORK                                          11-2882297
        -------------------------------------------------------------------

   (State of other jurisdiction of                        (I.R.S. Employer
    incorporation of organization)                       Identification
No.)


        445 Central Ave., Cedarhurst New York               11516
        -------------------------------------------------------------------

       (Address of Principal executive offices)           (Zip Code)
                                            (516) 569-0606
        -------------------------------------------------------------------

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

          YES  X                      NO
               -                            -
 Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                 Common Stock, Par Value  $.01              6,287,880
                 ------------------------------------------------------
                 (Title of each Class)   (Outstanding at March 31, 2000)
                                MICEL CORP. AND SUBSIDIARIES CONSOLIDATED
 REPORT

                                   TABLE OF CONTENTS

 PART I - FINANCIAL INFORMATION
 PAGE

 Item 1. Consolidated Financial Statements:
 Condensed consolidated balance sheets as of March 31, 2000 (Unaudited) and September 30, 1999 (Audited).
 3-4

          Condensed Consolidated Statements of operations
 for the six months ended of March 31, 2000
          and 1999 (Unaudited).                                      5

          Condensed Consolidated Statements of Cash Flows for the six months ended of March 31, 2000 and
           1999 (Unaudited).
 6-7

           Condensed Consolidated Statements of Changes in
           Shareholders' Equity.                                       8

          Notes to Condensed Consolidated Financial Statements       9

 Item 2. Management's Discussion and Analysis of Financial
        Conditions and Results of Operations
 10-11

 PART II - OTHER  INFORMATION                                          12

 Signatures                                                         13

 Exhibit  27                                                        14


  MICEL CORP. AND SUBSIDIARIES
 PART I  - FINANCIAL INFORMATION
 MICEL CORP. AND SUBSIDIARIES
 ---------------------------------------
 CONDENSED CONSOLIDATED BALANCE SHEETS

 U.S dollars in thousands

 March 31              September 30
                                                     2000
 1999
                                               (UNAUDITED)     (AUDITED)
                                         ------------------- ----------
 ---------
 ASSETS

 CURRENT ASSETS
    Cash and cash equivalents $      456               $    360
    Trade receivables           494        467
    Other accounts receivable                            38         606
    Inventories                              740          833
                                       --------------- ---------------
 Total current assets               1,728        2,266
                                                ---------------   -------
 --------
 INVESTMENT IN AFFILIATED COMPANIES       3,766                      119

        --------------                        --------------

 DEPOSITS WITH INSURANCE COMPANIES
  AND PENSION FUNDS                        415                326

        --------------                       --------------

 MINORITY INTEREST                          -
 4

        --------------                       --------------

 PROPERTY PLANT AND EQUIPMENT, NET          285             815
                                   ---------------          -----------
 ----
 Total assets        $    6,194                   $  3,530

 ========                       ========























 LIABILITIES AND SHAREHOLDERS EQUITY
 ------------------------------------------------------------

 CURRENT LIABILITIES:

    Short-term bank credit                 3
 28
    Current maturities of long term debt                                  1
 7
    Accounts payable and accrued liabilities        624
 1,099
    Advances from customers
33
 199
              --------------- ---------------
 Total current liabilities                    761
 1,333
                                   --------------- ---------------

 ACCRUED SEVERANCE PAY         487             415

 PREFERRED SHARES OF SUBSIDIARY      5,648
 1,292
     --------------- ---------------
 Total liabilities                  6,135
 3,040
                                        --------------- ---------------

 SHAREHOLDERS' EQUITY DEFICIENCY:
    Common Stock                       63                    59
    Additional paid-in capital         7,831
 7,779
    Receipt on account of shares                         -
 775
    Accumulated deficit                                      (8,596)
 (7,894)
    Deferred compensation of subsidiary                                 -
 (229)
                            ---------------   ---------------
 Total shareholders' equity (deficiency)
(702)
 490
                                   --------------- ---------------
 Total liabilities and shareholders' equity (deficiency)     $    6,194
 $     3,530
                                       =========      =========











                      MICEL CORP. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF
 OPERATIONS


 U.S dollars in thousands


 6 months ended March 31                3 months ended March 31


 2000     1999                  2000   1999
                (Unaudited)    (Unaudited) (Unaudited)         (Unaudited)
                 -------------- --------------          ---------------
  --------------
 Sales
 1,736                      938                     698
 589
 Cost of sales                   1,111                      528
 574                     355

         -------------          -------------            --------------
  --------------
 Gross profit
 625                      410                     124
234

         -------------            ------------           --------------
  -------------
 Research and development expenses, net                          904
 812                    385                     255
 Selling & Marketing expenses                     402
 120                    198                      64
 General and administrative expenses                                 642
 438                  286                    242
                              -------------  ------------- ------------
 --         -------------
 Total operating expenses                                   1,948
 1,370                  869
       -------------            --------------        -------------

 ------------
 Operating loss                               (1,323)
 (960)                 (745)               (327)
 Financial income (expenses) and other                         (  294)
 36                    (232)                      (1)

        ------------- -------------          -------------        ---------

 ----
 Loss before income from affiliate
     company and minority interest                               (1617)
 (924)                 (977)                  (328)
 Income from affiliated company                                       140
 91                     43                     121
 Minority interest in losses of subsidiary                     775
 508                     390                    177
              --------------     ------------- -------------       ------
 --------
 Net  loss                                                      $     (702)
 $   (325)                (544)               $  (30)

 ========              =======          ========     =========
 Basic and diluted loss per share                  $0.12
 $0.06                 $0.09                  $0.01
 Weighted average number of                                ========
 ======= ========    =========
 shares used in computing basic and diluted
 loss per share                                            6,029,547
 5,900,380 6,158,713         5,900,380
              ======== ========          ========      =========



                                                                      MICEL
 CORP. AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED STATEMENTS OF
                                      CASH FLOWS


 U.S dollars in thousands

   6 MONTHS ENDED MARCH 31
                                    -------------------------------------
 ----------
                                2000                            1999
                                            (Unaudited)   (Unaudited)
 --------------- ---------------
 Cash Flows From Operating Activities:
 Net loss                                 (702)      (325)
 Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation         116                 89
    Gain on sale of equipment
 (3)                                     -
    Equity in gain of affiliated company
(140)
 (98)
    Amortization of deferred compensation
      issuance of stock options.                       135
 152
    Minority interest in losses of subsidiary                      ( 775)
 (508)
    Compensation due to conversion of
          -
     Interest loan in subsidiary
 212                                      -

  Changes in operating assets and liabilities:
    Increase in accounts receivable                        (39)
 (232)
    Decrease (increase) in inventories         93
 (112)
    Increase in accounts payable and accrued
       liabilities       274            128
   Increase (decrease) in advances from customers       (66)
 78
   Increase (decrease) in accrued severance pay         16
 (  9)
   Increase in preferred Shares of Subsidiary                         -
 133

 -----------                       ---------------
 Net cash used in operating activities                      (879)
 ( 704)
                                                    ---------------
           ---------------
 Cash flows From investing activities:
    Purchase of fixed assets                                  (333)
 (136)
    Proceeds from sale of equipment
                 -
    Proceeds from note receivable
 70                                    -

 ---------------                 ---------------
  Net cash used in investing activities
 (260)                     (136)

  Cash flows from financing activities:
    Repayment of long term debt                            (7)
 (   8)
    Proceeds from shareholders loan in subsidiary             1,150
    Net changes in short-term bank overdraft facilities          67
 (42)
    Issuance of subsidiary shares to third party                          -
 437
    Receipt on account
        -                                      385
    Receipt on account of subsidiary shares
         to minority
 25                                       -

      ------------                              ------------
 Net cash provided by financing activities    1,235
 772
             -------------              ---------------

 Increase in cash and cash equivalents                                 96
 (68)

 Cash and cash equivalents at the beginning
    of period                                                     360
 1,428
                                           -------------                  -

 -------------
 Cash and cash equivalents at the end of period        $        456
 $   1,360

 =======                        =========










   MICEL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIENCY)FOR THE SIX MONTHS ENDED MARCH 31, 2000


                           Common stock
                      .      Deferred
            Additional      Receipts on compensation
                                                No          Value
 paid       accounts of Accumulated from issuance
 of shares                            in capital        shares    deficit
 of stock option        Total
         ------------      ----------   ---------------    ------------
  ---------------  ------------------     ---------
 Balance,
 September 30, 1999   5,900,380        $59       $      7,779       $   775
 $ (7,894)       $ (229)              $490

 Issuance of common stock                  297,500           4
 771
            -                                    -                     -

 Amortization of deferred
 Compensation from issuance of
 Stock options                  -              -
       135           -      -                                 -
 135

 Adjustment to carrying amount
 Of RadioTel investment as a result
 Of private placement
 (854)
 229             (625)

 Loss for the period       - -       -                               (702)
 (702)
 ------------  ----------       ---------------   -----------      --------
 -------          -------------          -----------
 Balance, March
 31, 2000                   6,287,880    $ 63              $ 7,831
     $   -              $ (8,596)                $    -
 $(702)



  MICEL CORP. AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL
 STATEMENTS (UNAUDITED)

 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 The condensed consolidated balance sheet at March 31, 2000, the consolidated statements of loss for the six and three months ended March 31, 2000 and 1999, and the consolidated statements of cash flows for the six months ended
 March 31, 2000 and 1999, have been prepared by the Company, and are unaudited.

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

 RadioTel was 51.5% held by the Company until March 2000. In March 27,2000 RadioTel completed its private placement of preferred shares to third parties and existing shareholders and Micels ownership position fell below
 50 percent. Consequently, while RadioTel had previously been fully consolidated, it has been accounted for under the equity method of accounting from 27 March,2000 forward.

 On March 27,2000,the shareholders of RadioTel converted a loan in the amount of $1,200,000(including $50,000 of Micel) into 41,986 Class B Preferred shares of NIS 0.01 par value each. As a result of the conversion of shareholders loan, RadioTel recorded $212,000 as financial expenses. As
a
 part of the agreement, RadioTel has granted to these shareholders 20,992 warrants to purchase Ordinary shares at the exercise price of $28.58.

       On March 27,2000,RadioTel issued 307,299 Class C Preferred shares of
 NIS 0.01 par value
       each to new investors in consideration of approximately $10,333,000. As part of the agreement
       RadioTel has granted to these investors 17,844 warrants to purchase Ordinary shares at the exercise price of par value, exercisable until March 27,2001.

        As a result of an issuance of preferred shares of RadioTel to third parties and existing shareholders the Company recorded deferred gain of $4,356,902.





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


 FINANCIAL CONDITION:


 The company's operations in the six months of the fiscal year ending on September 30, 2000 ('Fiscal 2000') have been financed principally from revenues from sales, research and development grants and by a convertible loan of subsidaiary.

 The total amount of outstanding loans, credit facilities and guarantees from banks is approximately $63,000 and is secured by liens on certain of Microkim's property and equipment, share capital and insurance rights, and by a secured interest in all of Microkim's assets. This amount includes approximately $ 1,400 of short-term borrowings from Israel Industrial Development Bank Ltd. This also includes approximately $59,000 of performance guarantees pursuant to contracts with customers.

 In the six months ended March 31, 2000 net cash equivalents increased by $ 96,000 as a result of $1,150,000 minority loan that RadioTel obtained. On March 27,2000, RadioTel converted a loan into 41,986 Class B Preferred shares of NIS 0.1 par value each. The loan was linked to dollar and bore annual interest at the rate of Libor+2%. Net cash further increased
$25,000
 loan receipt on account of subsidiary shares to third party, $67,000 short-term bank overdraft facilities and reduced by $879,000 in operating activities and $260,000 used in investing activities.






 RESULTS OF OPERATIONS

 Six months ended March 31, 2000 compared to the six months ended March 31, 1999.

 Sales in the six months ended March 31, 2000 were $1,736,431 as compared with $938,068 in the six months ended March 30, 1999. The increase in sales
 compared to the 1999 period resulted from the completion of products and their delivery in the 2000 period. Sales in the six months included $1,430,950 and $305,481 revenues recognized by Microkim and RadioTel, respectively.

 Cost of sales in the six months ended March 31, 2000 was 64% of sales or $1,110,980 as compared with 56% or $528,149 in the same period in 1999.
The
 increase in cost of sales is mainly caused by the devaluation of the dollar.
 Most of the sales are linked to the dollar and the cost of sales is linked to the Israeli shakel. The increase in cost of sales was also due to the type of products that were delivered in the 2000 period which has a higher cost of sale than those delivered in the 1999 period. The cost of sales fluctuates for all the products.

 Gross research and development expenses were $1,702,515 in the six months ended March 31,2000 and $1,237,515 of sales in the same period in 1999.The increase in the research and development expenses is caused mainly by the increase in the research and development activities of RadioTel. In the
2000
 period the grants and participation were $798,557 compared to $425,329 in the same period in 1999.

 Selling & marketing expenses in the six months ended March 31, 2000 were $402,421 or 23% of sales compared to $120,155 or 13% of sales in the same period in 1999. The increase was due to new sales and marketing activities performed by RadioTel.

 General and administrative expenses in the six months ended March 31,2000 were $645,364 or 37% of sales compared to $438,303 or 47% in the same period
 in 1999. The increase in the cost was mainly due to the increase in the rental expenses in the new location of the Israeli subsidiaries and the increase of legal fees in RadioTel.

 Financial expenses in the six months ended March 31, 2000 were $293,913 compared with income of $36,477 in the same period in 1999. The increase in
 the expense was caused by the compensation from conversion of shareholders loan of RadioTel and due to interest expenses associated with bank line of credit and shareholders loan.


 Company's share in the income of its 50% held affiliate, Micel Wireless, for the first six months of fiscal year 2000, was $140,122 compared with the income of $91,017 in the first six months of fiscal 1999.

 In the six months ended March 31, 2000, the company reported a loss of $702,000. In the same period in 1999, the Company had a loss of $324,781. This increase in a loss was primarily due to losses of RadioTel.

 Investment in affiliated companies increased from $119,468 as of September 30,1999 to $3,776,228 as of March 31,2000. This increase was due to
RadioTel
 was 51.5% held by the Company until March 2000. In March 27,2000 RadioTel completed its private placement of preferred shares to third parties and existing shareholders and Micels ownership position fell below 50 percent.
 Consequently, while RadioTel had previously been fully consolidated, it has
 been accounted for under the equity method of accounting from March
27,2000
 forward.

 Preferred shares of subsidiary increased from $1,292,232 as of September 30,1999 to $5,649,134 as of March 31,2000. This increase is caused by deferred gain of $4,356,902, which was recorded as a result of an issuance of preferred shares of RadioTel to third parties and existing shareholders.






 The inventories at March 31, 2000, consisted of $485,201 raw materials and $254,950 work in process as compared to $486,515 raw materials and
$346,176
 work in process at September 30, 1999.

 The company is committed to pay royalties to the office of the Chief Scientist of the State of Israel ("OCS") in respect to products under development for which the OCS participated by way of grant. The royalty is computed at the rate of 2%-5% of proceeds from sales of such products up to
 the amount of such grant. Royalties paid during the six months ended March 31,2000 and 1999 totaled $29,382 and $6,830, respectively.


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

                                    MICEL CORP.

 Registrant Date: May  22th, 2000          By:  /s/ Ron Levy
                                       -------------------------------
                                         President and
                              Chief Executive and Financial Officer