Form 10QSB
period 2000-06-30
MICEL CORP
filed 2000-08-16
CIK 874788

FORM 10-QSB
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Quarterly Report Under to Section 13 or 15(d)
Of the Securities Exchange Act of 1934

For Quarter Ended:					Juns 30, 2000

Commisiion File Number:  1-11020

Micel Corp.
(Exact name of Small Business Issuer as specified in its charter)

NEW YORK					11-2882297
(State of other jurisdiction  			(I.R.S. Employer
of incorporation)        				  Indentification No.)

445 Central Ave., Cedarhurst New York		11516
(Address of Principal executive offices)		(Zip Code)

			(516) 569-0606
	(Registrants telephone number, including area code)


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

	YES  X		NO
 - -
Indicate the number of shares outstanding of each of the issuers classes of Common Stock, as of the latest practicable date.

	Common Stock, Par Value $.01		6,289,880
 	(Title of each Class)	         (Outstanding at June 30, 2000)





MICEL CORP. AND SUBSIDIARIES CONSOLIDATED REPORT

TABLE OF CONTENTS

PART I  FINANCIAL INFORMATION

	PAGE
ITEM 1. Consolidated Financial Statements:
               Condensed consolidated balance sheets as of June 30, 2000
               (Unaudited) and September 30, 1999 (Audited).	3-4

               Condensed Consolidate Statements of operations for the nine
               months ended of June 30, 2000 and 1999 (Unaudited).  	5

              Condensed Consolidate Statements of Cash Flows for the
              nine month ended of June 30, 2000 and 1999 (Unaudited).	6-7

              Condensed Consolidate Statements of Changes in
              Shareholders Equity. (deficiency)	8

               Notes to condensed Consolidated Financial Statements	9

Item 2.    Managements Discussion and Analysis of Financial
               Conditions and Results of Operations. 	10-11


PART II  OTHER INFORMATION	12

Signatures	13

Exhibit 27	14

















MICEL CORP. AND SUBSIDIARIES
PART I  FINANCIAL INFORMATION
MICEL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,
2000 (UNAUDITED)	September 30, 1999 (AUDITED)
ASSETS

CURRENT ASSETS
    Cash and cash equivalents	$251	$360
    Trade receivables	570	467
    Other accounts receivables	36	606
    Inventories	794	833
	----------	----------
Total current assets	1,651	2,266
	----------	---------
INVESTMENT IN AFFILIATED COMPANIES	3,418	119
DEPOSITS WITH INSURANCE   COMPANIES AND PENSION FUNDS 	415	326
	----------	----------
MINORITY INTEREST	-	4
	----------	----------
PROPERTY PLANT AND EQUIPMENT, NET	264	815
	----------	----------
Total assets	$5,748	$3,530



















LIABILITIES AND SHAREHOLDERSQ EQUITY ( DEFICIENCY)


CURRENT LIABILITIES:
   Short-tern bank credit 	0	28
   Current maturities of long tern debt.	0	7
   Accounts payable and accrued liabilities	524	1,099
   Advances from customers 	87	199
	----------	----------
Total current liabilities	611	1,333
	----------	----------

ACCRUED SEVERANCE PAY	473	415

PREFERRED SHARES OF SUBSIDIARY	5,649	1,292
	----------	----------
Total liabilities 	6,733	3,040
	----------	----------

SHAREHOLDERS EQUITY (DEFICIENCY):
   Common stock	63	59
   Additional paid-in capotal	7,832	7,779
   Receipt on account of shares	-	775
   Accumulated deficit	(8,880)	(7,894)
   Deferred compensation of subsidiary	-	(229)
	----------	----------
Total shareholders equity (deficiency)	(985)	490
	----------	----------
Total liabilities and shareholders equity (deficiency)	$5,748	$3,530
	======	======


















MICEL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	U.S dollars in thousands
	nine month ended June 30	three month ended June 30

	2000 (Unaudited)	1999
(Unaudited)	2000 (Unaudited)	1999 (Unaudited)
	----------	----------	-----------	----------
Sales	2,288	1,322	552	384
Cost of sales	1,407	660	296	132
	----------	----------	----------	----------
Gross profit	881	662	256	132
	----------	----------	----------	----------
Research and development expenses, net.	963	1,236	59	417
Sales & Marketing expenses	451	187	49	67
General and administrative expenses	723	670	81	232
	----------	----------	----------	----------
Total operating expenses	2,137	2,093	189	716
-	----------	----------	----------	----------
Operating (loss) income	(1,256)	(1,431)	67	(464)
Financial income (expenses) and other	(298)	67	(5)	30
	----------	----------	----------	----------
Income (loss) before income (loss) from affiliate company and minority
interest	(1,554)	(1,364)	62	(434)
Income (loss) from affiliate company	(208)	43	(349)	(48)
Minority interest in losses of subsidiary 	776	708	1	200
	----------	----------	----------	----------
Net loss	$ (986)	$ (613)	(286)	$ (282)
	======	======	======	======
Basic and diluted net loss per share	$0.16	$0.10	$0.04	$0.05
	======	======	======	======
Weighted average number of shares used in computing basic and diluted net loss per share

6,115,658

5,900,380

6,287,880

5,900,380
	======	======	======	======









MICEL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	U.S dollars in thousands
	nine month ended in June 30
	--------------------------------------
	2000 (Unaudited)	1999 (Unaudited)
	--------------------	--------------------
Cash Flows From Operating Activities:
Net loss	(986)	(613)
Adjustments to reconcile net loss to net cash use in operating activities:
   Depreciation	138	137
   Gain on sale of equipment	(3)	-
   Equity in loss (gain) of affiated company 	209	(49)
Amortization of deferred compensation issuance of stock options.	135	154
Minority interest in losses of subsidiary	(776)	(708)
Compensation due to conversion of minority interest loan in subsidiary	212	-
Compensation from issuance of options to consultants 		50
Change in operating assets and liabilities:
Increase in accounts receivable	(113)	(58)
Decrease (increase) in inventories	39	(214)
Increase in accounts payable and accrued liabilities	175	89
Increase (decrease) in advances from customers	(112)	157
Increase in accrued severance pay	2	2

Increase in preferred Shares of Subsidiary 	-	133
	----------	----------
Net cash used in operating activities	(1,080)	(920)
	----------	----------
Cash flows From investing activities:
Purchase of property and equipment	(334)	(225)
Proceed from sale of equipment	3	-
Proceed from note receivable	70	-
	----------	----------
Net cash used in investing activities	(261)	(225)

Cash flows from financing activities:
   Repayment of long term debt	(7)	(12)
   Proceeds from shareholders loan in
   subsidiary	1,150	-
   Net changes in short-term bank
   overdraft facilities	63	(186)
   Issuance of subsidiary shares to
   third party	-	438
   Proceed from shareholders loan	-	385
   Receipt on account of subsidiary
   shares to minority	25	-
    Exercise of stock options to
    employees	1	-
	----------	----------
Net cash provided by financing activities 	1,232	625

Decrease in cash and cash equivalents	(109)	(520)

Cash and cash equivalents at the beginning of period	360	1,428
	----------	----------
Cash and cash equivalents at the end of period	$251	$908
	======	======
























MICEL CORPORATION AND SUBSIDIARY CONSOLIATED STATEMENT OF CHANGE IN SHERHOLDERS EQUITY (DEFICIENCY) FOR THE NINE MONTH ENDED IN JUNE 30, 2000

	Common stock	Additional paid in capital	Receipts on accounts of shares
Accumulated deficit	Deferred compensation from issuance of stock option
Total
	No. of shares	Value
	----------	-------	----------	----------	----------	----------	-------
Balance, September 30, 1999	5,900,380	$59	$7,779	$775	$ (7,894)	$ (229)	$490
Issuance of common stock	387,500	4	771	(775)	-	-	-

Exercise of stock options to employees	2,000	-	1				1

Amortization of deferred compensation from issuance of stock options	-	-
135	-	-	-	135

Adjustment to carrying amount of RadioTel investment as a result of private
placement		(854)			229		(625)

Loss for the period	-	-	-		(986)		(986)
	----------	------	----------	----------	----------	----------	------
Balance, June 30, 2000	6,289,880	$63	$7,832	$ -	$ (8,880)	$ -	$ (985)
	======	===	======	======	======	======	===










MICEL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS (UNAUDITED)

1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet at June 30, 2000, the consolidated statements of loss for the nine and three months ended June 30, 2000 and 1999, and the consolidated statements of cash flows for the nine months ended June 30, 2000 and 1999, have been prepared by the Company, and are unaudited.

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

RadioTel was 51.5% held by the Company until March 2000. In March 27, 2000 RadioTel completed its private placement of preferred shares to third parties and existing shareholders and Micels ownership position fell below 50 percent. Consequently, while RadioTel had previously been fully consolidated, it has been accounted for under the equity method of accounting from March 27, 2000 forward.

On March 27,2000,the shareholders of RadioTel converted a loan in the amount of $1,200,000 (including $50,000 of Micel) into 41,986 Class B Preferred shares of NIS 0.01 par value each. As a result of the conversion of shareholders loan, RadioTel recorded $212,000 as financial expenses. As a part of the agreement, RadioTel has granted to these shareholders 20,992 warrants to purchase Ordinary shares at the exercise price of $28.58.

      On March 27, 2000,RadioTel issued 307,299 Class C Preferred shares of
       NIS 0.01 par value each to new investors in consideration of approximately
      $10,333,000. As part of the agreement RadioTel has granted to these investors 17,844 warrants to purchase Ordinary shares at the exercise price
     of par value, exercisable until March 27, 2001.

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


FINANCIAL CONDITION:


The company's operations in the nine months of the fiscal year ending on September 30, 2000 ('Fiscal 2000') have been financed principally from revenues from sales, research and development grants and by a convertible loan of subsidaiary.

The Company has $58,142 performance guarantees pursuant to contracts with customers. Its secured by liens on certain of Microkim's property and equipment, share capital and insurance rights, and by a secured interest in all of Microkim's assets.

In the nine months ended June 30, 2000 net cash equivalents decreased by $109,000 as a result of $1,150,000 minority loan that RadioTel obtained. On March 27,2000, RadioTel converted a loan into 41,986 Class B Preferred shares of NIS 0.1 par value each. The loan was linked to dollar and bore annual interest at the rate of Libor+2%. Net cash further increased $25,000 loan receipt on account of subsidiary shares to third party and $1,200 from exercise of stock option to employees, $63,000 short-term bank overdraft
facilities and reduced by $1,080,000 in operating activities   $261,000 used
in investing activities and  $7,000 repayment of long term dept.






RESULTS OF OPERATIONS

Nine months ended June 30, 2000 compared to the nine months ended June 30, 1999.

Sales in the nine months ended June 30, 2000 were $2,288,291 as compared with $1,321,676 in the nine months ended June 30, 1999. The increase in
sales compared to the 1999 period resulted from the completion of   products
and their delivery in the 2000 period. Sales in the nine months ended June 30, 2000 included $1,982,810 and $305,481 revenues recognized by Microkim and RadioTel, respectively.

Cost of sales in the nine months ended June 30, 2000 was 61% of sales or $1,407,287 as compared with 50% or $659,995 in the same period in 1999. The increase in cost of sales is mainly caused by the devaluation of the dollar. Most of the sales are linked to the dollar and the cost of sales is linked to the Israeli shakel. The increase in cost of sales was also due to the type of products that were delivered in the 2000 period which has a higher
cost of sale than   those delivered in the 1999 period. The cost of sales
fluctuates for all the products.

Gross research and development expenses were $1,792,723 in the nine months ended June 30,2000 and $1,943,828 of sales in the same period in 1999.The decrease in the research and development expenses is caused mainly by the decrease in the research and development activities of RadioTel. In the 2000 period the grants and participation were $829,578 compared to $708,351 in the same period in 1999.

Sales expenses in the nine months ended June 30, 2000 were $451,110 or 20% of sales compared to $186,974 or 14% of sales in the same period in 1999. The increase was due to new sales and marketing activities performed by RadioTel.

General and administrative expenses in the nine months ended June 30,2000 were $722,997 or 32% of sales compared to $670,692 or 51% in the same period in 1999. The increase in the cost was mainly due to the increase in the rental expenses in the new location of the Israeli subsidiaries and the increase of legal fees in RadioTel.

Financial expenses in the nine months ended June 30, 2000 were $298,144 compared with income of $66,771 in the same period in 1999. The increase in the expense was caused by the compensation from conversion of shareholders loan of RadioTel and due to interest expenses associated with bank line of credit and shareholders loan.


Company's share in the income of its 50% held affiliate, Micel Wireless, for the first nine months of fiscal year 2000, was $108,058 compared with the income of $43,406 in the first nine months of fiscal 1999.

In the nine months ended June 30, 2000, the company reported a loss of $985,685. In the same period in 1999, the Company had a loss of $607,316. This increase in a loss was primarily due to losses of RadioTel.

Investment in affiliated companies increased from $119,468 as of September 30,1999 to $3,417,975 as of June 30,2000. This increase was due to the Company holding 51% of RadioTel until March 27, 2000. In March 27,2000 RadioTel completed its private placement of preferred shares to third parties and existing shareholders and Micels ownership position fell below 50 percent. Consequently, while RadioTel had previously been fully consolidated, it accounts for the subsidiary under the equity method of accounting since March 27,2000 .

Preferred shares of subsidiary increased from $1,292,232 as of September 30,1999 to $5,649,134 as of June 30,2000. This increase is caused by deferred gain of $4,356,902, which was recorded as a result of an issuance of preferred shares of RadioTel to third parties and existing shareholders.

The inventories at June 30, 2000, consisted of $425,303 raw materials and $369,043 work in process as compared to $486,515 raw materials and $346,176 work in process at September 30, 1999.

The company is committed to pay royalties to the office of the Chief Scientist of the State of Israel ("OCS") in respect to products under development for which the OCS participated by way of grant. The royalty is computed at the rate of 2%-5% of proceeds from sales of such products up to the amount of such grant. Royalties paid during the nine months ended June 30,2000 and 1999 totaled $29,382 and $6,830, respectively.


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

                                   MICEL CORP.

Registrant Date:August  20th, 2000          By:  /s/ Ron Levy
                                      -------------------------------
                                        President and

                             Chief Executive and Financial Officer