Form 10KSB
period 2000-09-30
MICEL CORP
filed 2001-01-16
CIK 874788

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON. D.C. 20549

FORM 10-KSB

Annual Report Pursuant to Section 13 or 15(d)ׁ

Of the Securities Exchange Act of 1934

For the Fiscal Year ended

September 30, 2000 Commission File No. 1-11020

MICEL CORP.

(Exact name of registrant as specified in its charter)

NEW YORK 11-2882297

(State or other jurisdiction of (I.R.S. Employer Identification No.)

incorporation or organization)

445 Central Avenue, Cedarhurst, NY 11516

(Address of principal executive offices) (Zip Code)

Registrants telephone number,

Including area code: (516) 569-0606

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Name of each exchange

None on which registered

None

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class

Common Stock, $.01 per value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [X] NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation SB (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Registrants revenues for fiscal year ended September 30, 2000 was $2,947,197.

The aggregate market value of voting stock held by non-affiliates of the registrant is $9,222,078 as of December 14, 2000.

The number of shares outstanding of the registrants Common Stock as of December 31, 2000 is:

Class Outstanding at December 31, 2000 Common Stock, $.01 par value 6,289,880

Part 1

Item 1.

Business

Micel Corp. through its subsidiary and affiliates, is engaged in the development, manufacture and sale of radio frequency (RF) microwave components and custom made integrated assemblies for commercial and military applications. These wireless applications include radio communications, electronic warfare (EW) and radar.

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

RadioTel, Ltd (RadioTel) located in Israel, 33.7% of which is owned by the Company, was established to develop managed wireless SDH (Synchronous Digital Hierarchy) transmission networks. Through the use of novel techniques and state of the art technologies, RadioTel hopes to extend wide band wire line/fiber services into the wireless domain. These wireless networks are used to extend the existing and future infrastructure while at the same time supplying full transparency of all protocols (such as ATM (Asynchronous Transfer Mode), IP (Internet Protocol) and SDH) with the same reliability and uninterrupted service of wireline services.

During 1997-1998, Clal Venture Capital Fund Limited Partnership ( Clal), H.B. Radio Investment Limited Partnership (HB), ComSor Investment Fund LDC (Comsor) and other investors led by ComSor purchased 3,150,000 Series A Preferred Shares of RadioTel, at a purchase price of $1 per share for a total investment of $3,150,000. In consideration for the line of credit granted by Bank Hapoalim on September 1999, RadioTel granted to Bank Hapoalim warrants to purchase 87,470 ordinary shares of RadioTel at $2.858 per share. In November and December 1999, RadioTel borrowed from its existing shareholders $1,200,000 (the Loan), and in return granted to those shareholders warrants to purchase 209,920 Ordinary shares at a price of $2.858 per share. On March 27, 2000, the Loan was converted into 419,860 Series B Preferred shares. In addition Lior Bergman purchased 7,430 series C Preferred shares in consideration of an investment of $25,000. Lior Bergman was also granted options to purchase 22,300 series C Preferred shares at $2.858 per share. On March 27, 2000, several investors, including Formula Ventures, Clal Electronics Industries Ltd., Yozma Capital Fund, ECI Telecom Ltd. and others, purchased from Radio Tel 3,072,990 series C Preferred shares for a net proceeds of $10,185,000. In addition, ECI Ltd., Clal Electronics Industries Ltd. and Formula Ventures were granted options to purchase 178,440 Ordinary shares at par value. On October 2000, Chanoch Mails purchased from the company 29,740 series C Preferred shares for a total investment of $104,142. In addition, 2,864,560 shares were reserved to be issued to employees and consultants of Radio Tel Ltd. These shares represent 21.45% of the total shares outstanding. Tuvia Barak, a consultant, and Rony Levy, president, each received options to purchase 803,120 shares representing, in the aggregate, 12% of RadioTel outstanding shares on fully diluted basis. As a result of the aforementioned, the company now owns 25.28% of Radio Tel outstanding share capital on a fully diluted basis.

The Company held 51.5% of RadioTel until March 2000. On March 27, 2000 RadioTel completed a private placement of preferred shares as discussed above, to third parties and existing shareholders and Micels ownership was reduced below 50 percent. Consequently, while RadioTel had been fully consolidated until March 27, 2000, it has been accounted for under the equity method of accounting since March 27, 2000 .

Microkim, Ltd., a wholly-owned subsidiary located in Israel, acts as the Companys manufacturing, research and development arm, in addition to developing innovative technologies for commercial use by other affiliates of the Company operating divisions. Microkim has commercialized specialized RF and microwave products for telecommunications applications, electronic warfare systems and radar systems.

Micel Wireless Corp. (Micel Wireless), is 50% held by the Company and 50% held by Export Business & Services, Inc. (EBS), is an international telecommunications company engaged in the souring, marketing and sales of wireless telephone terminals and other related products. Micel Wireless currently represents certain manufacturing companies and telecom agencies as purchasing agents and sales representatives.

Micel Wireless designs, manufactures and sells fixed cellular terminals for WLL applications in developing countries. Micel Wireless capitalizes on the technical capabilities of RadioTel, the existing knowledge of the cellular and wireless local loop markets and a network of distribution channels. Micel Wireless initial focus has been in Latin America, where Micel Wireless expects to take immediate advantage of existing WLL opportunities. A majority of its sales have been made in Latin and South America.

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

The Company focuses its activities in two main areas:

Products for the commercial market, and

Products for the military market.

Commercial Products

The following are the Companys products for the commercial communications market:

PCS Antenna.

Passive PCS Antenna

Microkim had developed a low cost antenna for PCS (Personal Communication Services) application that requires easy installation of point to point communication in hard environmental conditions. The high performance of the antenna enables an improvement of the base station range. In fiscal 2000, the Company sold 42 unit.

Active PCS Antenna

For PCS applications that demand a relatively long RF cable between the Antenna and the subscriber unit, Microkim has developed an active PCS Antenna for system performance upgrading and system price reduction. This Antenna improves the overall performance by placing the Low Noise Amplifier (LNA) inside the Antenna (improving significantly the Noise Figure of the system) and also placing the Power Amplifier (PA) inside the Antenna (overcoming the loss of the cable). By using this Antenna, the coverage range can be greatly extended. The only link between the Antenna and the Subscriber unit is by the RF cable that carries the RF signals, the control signal and the DC power. There were no sales in Fiscal 2000.

Broad Band Data Communication Link Hardware. The Company developed the hardware required to establish a broad and data communication link using QAM (Quadrature Amplitude Modulation) type digital modulation scheme. This type of modulation scheme required special consideration due to the high linearity and low phase noise required by the link. Such stringent requirements became a necessity due to the fast development of complex digital modulation schemes during the last few years. These modulation schemes are the trend of the future as the requirement for more data in less bandwidth increases. The Company delivered 10 units in Fiscal 2000.

Military Products

The products for the military market include:

Radar Signal Simulator. The Company manufactures, markets and sells a portable microwave Radar Signal Simulator RSS 2000 (RSS) used for testing an airplanes electronic warfare systems ability to detect the presence of threat radar by simulating the electronic signals emanating from such radar. The RSS is portable, weighing approximately 25 pounds and as such, is light enough to be carried by one person. The RSS operates from a rechargeable battery or from a 115 Volt/400 Hz external electrical source. It contains several microwave frequency sources, switches, amplifiers and other components as well as a microprocessor and logic circuits, which are programmed to control the unit. It contains an optional remote control, which enables the RSS to be operated by one person from the cockpit of an airplane and operates independently from the aircraft system. Several different simulated radar threats can be programmed into the RSS unit that can simulate two radar threats simultaneously. During the fiscal year ended September 30, 1999 (Fiscal 1999) the Company sold six units to three customers and in Fiscal 2000 the Company sold seven units. The sales price for the RSS may vary depending on a variety of factors. The Company currently has permission from the Ministry of Defense of Israel to sell this product to certain foreign countries. The Company expects to continue sales of the RSS at the rate of six per year.

RSS-3000 In the beginning of fiscal 1999, the Company entered into an agreement for the development of an advanced RSS Simulator that will cover the frequency range of 0.5 GHz to 40 GHz. The RSS-3000 is a new generation of Radar Signal Simulator. The unit is a lightweight, portable high performance simulator. It is based on new technology and years of experience in the simulator field. The unit is battery/mains operated for field/lab applications. It can simulate up to 5 complex emitters, covering the range of 0.5 GHz to 40 GHz. It can be configured for static or dynamic scenarios based on emitters library that can be set up and stored on a laptop computer. The Windows based program enables easy data input. After configuration the data can be down loaded to the RSS unit and stored on a Flash memory, which can be extracted and stored in a safe, for security purposes. This RSS addresses specifically the needs of U.S Air Force, since they intend to replace the old APM 42 7 simulator with a new one. The Company is making arrangements to compete in this project. The new RSS-3000 is expected to be ready for marketing in the beginning of year 2001.

RSS-4000 The Company entered into a Memorandum of Understanding on August 11, 1993 with Advanced Systems Development (ASD), a subsidiary of Comptek, located in East Elmhurst, New York, to develop and market the next generation of TSS. The new simulator was designed to enable the user to select specific desired frequencies under computer program control. The RSS 4000, currently being offered for sale by the Company, includes fixed frequency sources whose frequencies are tuned at the factory level. The feature of user-selected frequencies will expand the range of applications of the radar simulator. The system was designed to cover all frequency bands from 0.5 to 18 GHz. Development continued in fiscal 1994 through 1996.The Company delivered one unit in fiscal 1999.There were no sales in fiscal 2000.

RSS-4000 is designed to be software compatible with a large simulator called AMES, manufactured by ASD. The Company believes that RSS-4000 addresses the U.S. and European military markets, especially users of state of the art EW equipment. RSS-4000 will enable those customers to simulate multiple emitter scenarios at the flight line and use scenarios developed in the lab on the AMES system.

Altimeter Tester. The Company has developed under contract a device that can be used to test a helicopters altimeter on the flight deck without the necessity of removing the altimeter from the helicopter and testing it in a laboratory. In fiscal 1996 and 1997, the Company sold two and four units, respectively, to a customer. There were no sales in Fiscal 2000.

In addition to the above-mentioned systems, the Company has developed a product line of various frequency sources. These products serve as the building blocks for the RF simulators and the infrastructure for the commercial communication equipment. The main products of this line are:

Frequency Synthesizers. The Company manufactures, markets and sells various frequency synthesizers. Frequency synthesizers are used to generate microwave signals having discrete frequencies, which can be selected by an external electronic digital command. The ability to switch promptly from one given frequency to another selected frequency while maintaining a stable selected frequency is a desirable feature in modern electronic communication and detection systems. The Company has developed a novel compact synthesizer on behalf of a customer. At the end of Fiscal 1993, the Company received an order for six units from the customer. By the end of 1994, the Company completed the product development and delivered the synthesizers to the customer in fiscal 1995. The Company then developed a synthesizer for commercial communication applications. The Company has delivered two units during fiscal 1999 and in fiscal 2000 the Company sold one unit.

Digital Tuned Oscillator (DTO) The Company has developed a new highly integrated assembly of 2-18 GHz Digital Tuned Oscillator. The product is based on the Companys ability to integrate various RF components such as filters, low-noise amplifiers, VCOs and switches into a highly integrated assembly. The DTO is the main building block for the RSS-4000 and is sold as a stand-alone device. The Company has delivered 26 units in fiscal 1999 and 28 units in fiscal 2000.

In fiscal 1999 the Company improved the DTO by decreasing the switching time of the frequency hoping that this will improve the performance of the EW systems. The Company has delivered 32 units during fiscal 2000.

Dielectric Resonance Oscillators (DRO) These devices are used to generate microwave energy at high frequencies using small dielectric cylinders that determine the precise frequency desired. Such small dielectric materials are replacing older technologies where the mechanical dimensions of certain cavities were used to determine the frequencies. During fiscal 1999 the Company delivered 15 units and 45 units in fiscal 2000.

Up/down converter The Company is in process of developing a family of up/down converters to be used in the growing demand for such converters in the communication area. These converters will cover the ranges of 2-40 GHz.

The following table sets forth the approximate percentage of sales of the Companys products in Fiscal 1999 and 2000.

Products	Percent of Sales
	2000	1999
Frequency Sources	60%	55%
Radar Signal Simulator	30%	38%
Super Components	3%	-%
Other Products	7%	7%
Total	100%	100%

Backlog. At September 30, 2000, the approximate backlog of orders of the Companys products and services was approximately $800,000. The backlog as of September 30, 1999, was approximately $1,200,000. Backlog includes only those customer commitment for which a delivery schedule has been established by the Company and the customer. It is expected that most of the current backlog will be shipped or completed within the ensuing twelve months. In the Companys experience, its backlog at a given time is not necessarily indicative of prospective revenue for any respective period.

Research and Development

The Company is engaged in a continuing program of research and development aimed at developing certain new and improved products. Whenever possible, the Company attempts to obtain customer funding to adapt the Companys basic technology to specialized customer requirements.

Microkim is participating in the Israeli MAGNET program (a governmental multi-office backed program) and is a member in the Software Radio consortium . Our primary task, as part of the consortium, is to design up/down converters which will cover frequency rangers from 2-38 GHz. These converters will be used by some of the other participants in the consortium such us NICE SHIRON and TADIRAN.

The development of the RSS and certain commercial microwave components has been partly financed by the Office of the Chief Scientist of the Israeli Ministry of Industry and Trade (OCS). A royalty of 2% - 5% must be paid from the sales of products developed with grant funds. The royalty repayment is up to 100%-150% from3 the total grant amount.

Repayment of such grants is not required in the event that there are no sales of products developed with respect to such grants. The Chief Scientist restricts the transfer of know-how obtained through its research and development grants.

During Fiscal 2000 and 1999, the Companys gross research and development activities aggregated $1,843,673 and $2,421,668, respectively, including grants of $838,273 and $747,958 respectively, received from the OCS.

Manufacturing and Suppliers

The Company offers both standard products manufactured and assembled by the Company as well as subsystems, components and subassemblies in accordance with specific customer demands. The Company is currently emphasizing subsystems and systems products. The Company is capable of providing a full range of services including engineering design and development assembly and fabrication of circuits, subsystems and subassemblies. The Company employs advanced manufacturing techniques geared towards production to military, RF/microwave components and aerospace standards. The Companys manufacturing facilities in Israel include a class 100,000 clean room. The clean room area consists of laminar flow benches where the critical bonding and dice-attaching processes and inspections are performed. The Companys manufacturing facilities include electrical and RF test equipment required for in process and acceptance testing. Special equipment at the Companys manufacturing facility also includes broadband sweepers, automatic test stations, bonding and dice attaching equipment.

The production facilities and expansion programs of the subsidiary in Israel have been granted the status of approved enterprise under the law. According to the provisions of law, Microkim have been elected to enjoy alternative benefits waiver of grants in return for tax exemption , and, accordingly, their income is tax-exempt for a period of two years commencing with the year in which it first earns taxable income. In the remaining 8 years of benefit, Microkim will be subject to a corporate tax of 10%, depending upon the rate of investment of foreign investors.

The Companys product assurance and reliability programs are designed to meet most applicable military standards. Established quality assurance programs monitor the performance to specifications of all materials used and labor performed in manufacturing. Monitoring begins with the inspection of incoming materials and continues through the processing assembly and testing of final products. Since certain products are used for military purposes, the Companys quality control requires that it inspect these products before they are shipped to customers. The Company is required to keep detailed records of the results of such inspections.

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

Approximately 70% of the Companys sales during the fiscal year ended September 30, 2000, were made to customers in the U.S.A directly by the Companys sales staff. In Fiscal 2000, Comptek Amhersts Systems and Science Applications International Corporation represented approximately 50% and 18% of total sales, respectively. In addition, ELTA Israel Aircraft Industries Ltd. represented approximately 11% of total sales during Fiscal 2000.

The Company markets its products in Israel through its sales and management staff by calling upon customers or potential customers. In addition, the Company is contacted directly by potential customers to provide them with specifications and quotations on the development and manufacture of specific components and subsystems. The Company has determined that the preferred way to market its components outside Israel is through agents and representatives located in the country where the customer is located, since certain potential customers prefer to purchase their military components from a local source. In addition, the Companys representatives located in a country may be required to have the technical expertise to assist the customer and repair any defective components.

The Company entered into a consulting agreement with Crossways Consulting Group, Inc. (Crossways) December 31, 1998, which replaced the agreement with Quest Enterprise, Inc. (Quest). Crossways provides marketing, consulting and other services as reasonably required by the Company for the purpose of securing for the Company joint development programs, strategic partnerships, business opportunities and production and sales contracts with North American companies. The Company pays Crossways a fee in the amount of $6,000 per month plus expenses. In addition, in the event that the services provided by Crossways to the Company result in sales in North America, Crossways will be entitled to 1.5% of such sales. Crossways was granted options to purchase 220,000 shares of Common Stock at $2.00 per share until December 31, 2003, exercisable to the extent of 20% thereof each year. Mr. Tuvia Barak, a principle in Quest, is the principal of Crossways. RadioTel also has a consulting agreement with Crossways under which RadioTel pays Crossways a monthly consulting fee of $6,000 per month.

Competition

There are numerous manufacturers of microwave products in Israel, the United States and elsewhere which compete with the Company. Many of these competitors are much larger than the Company with substantially greater financial resources, experience and more extensive engineering, technical and research capabilities. In addition, many large companies with substantially greater financial, technical and marketing resources than the Company, including some companies that are currently customers of the Company, have the capability to produce the products made by the Company and could decide to enter the market in the future and compete with the Company. The Company is not a major competitor in the worldwide microwave market, although the Company believes that it competes effectively in the Israeli market. The Companys largest competitor in Israel is EYAL Microwave Ltd. The Company believes that it is able to compete based on its quality, location, technical capability and experience. In addition, its products have been field-tested and the Company has the ability to produce and integrate many different microwave components into subassemblies and end-user products. The major competitor of the Companys RSS is AlL and A.A.I. which manufactures the APM 427. The Company believes that the RSS is superior to the APM 427, since the RSS is less expensive, is much smaller and can be operated by only one person. Three additional companies are now offering portable units that compete with the RSS 2000. Republic Electronics of N.Y. is offering its MTS-300; Cal Corp. of Ontario, Canada has introduced its Micro-Tass Product; and Anarem in the United Kingdom also offers a similar product.

The major competitors of the Companies communication products are (I) California Microwave Inc. which manufactures digital point-to-point radios, medium haul radios for cellular communications and modems, and (II) Digital Microwave Corp. which manufactures digital microwave radios for short and medium haul communications for multiple digital lines.

Patents

The Company believes its ability to compete depends primarily on the technical competence, knowledge and experience of its management and personnel and their abilities to develop improve and market its products. Nevertheless, others may be able to learn certain of the Companys trade secrets or copy its product designs. The Company does not presently own any patents, however, the Company intends to file patent applications for any patentable inventions, processes or improvements that the Company may develop in the future when it believes that meaningful patent protection can be obtained.

The Israeli Ministry of Defense (IMOD) usually retains certain rights to technologies and inventions resulting from the Companys performance as a contractor under IMOD contracts and may generally disclose such information to third parties, including other defense contractors who may be competitors of the Company. When the IMOD funds research and development, it usually acquires rights to data and title to inventions, and the Company may retain a non-exclusive license for such inventions. The IMOD is, as a rule, entitled to receive royalties on export sales, to the extent that such sales resulted from IMOD-financed development. However, if the IMOD purchases only the end product, the Company normally retains the principal rights to the technology.

Government Regulations

Many of the component parts of the Companys products are imported from the United States. Accordingly, the Company and/or its suppliers may be required to obtain an export license, preference rating or other government authorization in connection with components purchased in the United States. To date, the Company has not experienced any difficulty in obtaining such authorizations or licenses. In addition, unless the Company obtains prior authorizations from the Office of Export Administration of the Department of Commerce of the United States, the Company will not be allowed to export or re-export to certain restricted countries, directly or indirectly, any of the Companys products containing components imported from the United States. The Company does not expect that this will be detrimental to the Companys business. In addition, the Company will require the permission of the IMOD before the Company could export any military microwave system. There can be no assurance that the Company will be able to obtain such permission on a timely basis or at all. The Company, however, has received such permission for the export of the RSS, Altimeter tester and microwave components to certain countries.

Product Warranty and Service

The Company generally provides the customer, at the time a purchase contract is entered into, with a detailed list of Acceptance Test Procedures. These procedures identify which tests the Companys products must undergo and pass before the individual product would be delivered and accepted by the customer. Certain customers require and pay for a Quality Test Procedure (QTP) which is a specific procedure for testing the quality of certain of the Companys products based on that customers specification revenues from such arrangements are recognized after the customer acceptance. The Company generally provides a warranty for parts and labor for one year from delivery of the product, although in some cases a longer warranty period may be given. The Company services all warranty claim. The Companys rate of returns for repair under the warranty on all products is similar to that prevailing in the industry and annually averages between 0.5% and 1% of total sales.

Employees

As of September 30, 2000, Microkim had a total of 26 employees in Israel including 10 in research and development, 5 in general management, administration and marketing and 11 in production.

The Companys employees do not belong to any labor organization. Nevertheless, certain provisions of the collective bargaining agreements between the Histadrut (General Federation of Labor in Israel) and the Coordination Bureau of Economic Organizations (including the Industrialists Association) are applicable to the Companys Israeli employees by order of the Israeli Ministry of Labor. These provisions concern mainly the length of the work day, minimum daily wages for professional workers, insurance for work-related accidents, procedures for dismissing employees, determination of severance pay and other conditions of employment. The Company generally provides its Israeli employees with benefits and working conditions beyond the required minimums.

A general practice followed by the Company is the contribution of moneys on behalf of its senior Israeli employees to a fund known as Managers Insurance. This fund provides a combination of a savings plan, insurance and severance pay benefits to the employee, giving the employee a lump sum payment upon retiring and securing his right to receive severance pay, if legally entitled, upon termination of employment. The employee contributes an amount equal to 5% of his wages and the employer contributes an additional 13 1/3% of his wages.

In addition, Israeli law generally requires severance pay (generally one months salary for each year of employment) upon the retirement or death of an employee or termination of employment without due cause. Furthermore, Israeli employees and employers are required to pay predetermined sums to the National Insurance Institute, which is similar to the United States Social Security Administration. Payments, up to a ceiling, amount to approximately 12% of wages, with the employee contributing approximately 60% and the employer approximately 40%.

Item 2

Properties

The Companys executive offices consist of approximately 400 square feet located at 445 Central Ave., Cedarhurst, New York. Microkims executive offices and manufacturing facilities are located in a new light industrial area in the city of Tirat Hacarmel, outskirts of Haifa, Israel. The location contains approximately 600 square meters at a monthly rental of approximately $9,000 exclusive of utilities. The rent is linked to the Consumer Price Index. The lease is for a period of five years and Microkim has an option to renew the lease for additional three years.

Item3

Legal Proceeding

The Company is unaware of any pending legal proceedings other than described below, the outcome of which, in the Companys view, will have a material adverse effect on the Companys consolidated financial position or results of operations.

In 1999, a claim by a former employee was commenced against Microkim for patent infringement regarding a component of the microwave system. The U.S District Court dismissed the action. The plaintiff appealed to the U.S Federal Circuit Court which dismissed the action.

Item 4

Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of shareholders on December 12, 2000. At the meeting, Heather Loren, Ron Levy and Barry Braunstein were each re-elected and Barry Septimus elected as directors of the Company for a term of one year or until his/her successor is duly elected and qualified. In addition, the shareholders approved the 2000 Employee Stock Option Plan. 4,460,928 shares were voted for the plan and 22,270 shares voted against the Plan.

Part II

Item 5

MARKET FOR THE COMPANYS COMMON

EQUITY AND RELATED STOCKHOLDER MATTERS

The Companys securities are listed for trading on the OTC Bulletin Board under the trading symbol MICE. The following table sets forth the range of high and low bid prices of the Companys Common Stock for the fiscal quarters of 1999 and 2000. These quotations represent prices between dealers in securities, do not include retail mark-ups, markdowns or commissions and do not necessarily represent actual transactions.

	Fiscal Year Ended September 30,2000 High Bid Low Bid		Fiscal Year Ended September 30,1999 High Bid Low Bid
COMMON STOCK (MICE)
First Quarter	3.5	0.56	4.25	0.25
Second Quarter	3.5	0.56	4.25	3.12
Third Quarter	2.0	2.0	3.12	0.56
Fourth Quarter	2.0	2.0	0.56	0.56

On December 12, 2000, the closing bid price of the Common Stock on OTC Bulletin Board was $ 7/16.The Company has not paid a dividend on its shares of common stock and does not anticipate paying cash dividends in the foreseeable future.

Item 6

MANAGEMENTS DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

All of the Companys operations in Fiscal 2000 were conducted through its Israeli subsidiary, Microkim and until March 27, 2000 through RadioTel, which was 51% owned by the Company until that date. After such date, the equity method of accounting has been accounted. Microkim maintains its financial records in United States Dollars. Transactions and balances originally denominated in dollars are presented at their original amounts. Transactions and balances in currencies other than the dollar are remeasured into dollars in accordance with the principles set forth in Statement No. 52 of the Financial Accounting Standards Board.

Fluctuations in the rate of exchange between the dollar and such other currencies result in the recognition of financial income or loss. The Company manages its Israeli operations with the object of protecting against material net financial loss in U.S. dollar terms from the impact of Israeli inflation and currency devaluation on its non-U.S. dollar assets and liabilities. In the twelve month period ended September 30, 2000 (Fiscal 2000), the Israeli Consumer Price Index (ICPI) has not changed, as compared with a 5.99% aggregated revaluation of the shekel against the U.S. dollar.

In computing taxable income, the Companys Israeli subsidiary is entitled under Israeli income tax rules to certain deductions designed to avoid taxation of inflationary gains measured in Israeli currency. If these laws or governmental programs were modified or terminated as they apply to the Company, there could be an adverse effect on the results of operations of the Company.

Financial Condition:

The Companys operations in Fiscal 2000 have been financed principally by revenues from operations, proceeds from shareholders loans in the subsidiary and research and development grants.

The total amount of all guarantees from banks as of September 30, 2000 were approximately $ 64,000 and are secured by liens on certain of Microkims property and equipment, share capital and insurance rights, and by a secured interest in all of Microkims assets. This amount includes performance guarantees pursuant to contracts with customers.

The Company is committed to pay royalties to the Office of the Chief Scientist of the State of Israel (OCS) in respect to products under development for which the OCS participated by way of grant. The royalty is computed at the rate of 2%-5% of proceeds from sales of such products up to 100%-150% of such grant (dollar linked). Royalties paid during Fiscal 2000 amounted to approximately $29,382.

In the year ended September 30, 2000, net cash and cash equivalents increased by $106,000 as a result of $1,150,000 proceeds from shareholders loan, $63,000 from short term bank overdraft,$25,000 from receipts on account of subsidiaries shares and $ 1,000 issuance of common stock. This was offset by approximately $807,000 from cash used in operating activities and $319,000 of cash used in investing activities.

As of September 30, 2000, $38,000 of cash and cash equivalents were denominated in new Israeli Shekels.

Due to the weakness of the defense market, the Company intends to place emphasis on increasing its commercial line of products and commercial market base. It is the policy of the Company to accept only those orders which are worthwhile economically, and the Company has also tended to accept mainly larger orders for a limited number of projects, the most important of which tend to be with strategic partners as with the projects with Comptek (formerly ASDI). A significant portion of the future revenues of the Company will be dependent on the success of these projects.

Results of Operations

Year ended September 30, 2000 compared to the year ended September 30, 1999.

Sales in the Fiscal year ended September 30, 2000 (Fiscal 2000), were approximately $2,642,000 as compared with approximately $2,202,000 in the year ended September 30, 1999 (Fiscal 1999). The increase in sales compared to Fiscal 1999, resulted from the completion of certain products and their delivery in the 2000 period. Sales in Fiscal 2000 included approximately $2,697,000 revenues recognized by MicroKim less approximately $55,000 sales to RadioTel. compared to Fiscal 1999 that included approximately $ 2,202,000 revenues recognized by MicroKim.

Cost of sales in Fiscal 2000 was 67% of sales or approximately $1,774,000 as compared with 69% or approximately $1,525,000 in the same period in 1999.The decrease as a percentage of sales resulted from the sales of a different mix of products in Fiscal 2000. In Fiscal 2000, cost of materials was approximately 30% of sales compared to approximately 36% of sales in Fiscal 1999, subcontractor expenses were approximately 1% of sales in Fiscal 2000 compared to approximately 1% of sales in Fiscal 1999, salaries were approximately 20% of sales in Fiscal 2000 compared to approximately 22% in Fiscal 1999 and other expenses, and depreciation expenses were approximately 9% of sales in Fiscal 2000 compared to approximately 9% of sales in Fiscal 1999.

Research and Development expenses net of government subsidies were approximately $785,000 or 30% of sales in Fiscal 2000 compared with approximately $1,674,000 or 76% of sales in Fiscal 1999.The decrease resulted from participation of one of Radio Tels customers in the research and development expenses for the period ending March 27, 2000 in the amount of approximately $ 305,000.

Selling and Marketing expenses increased to approximately $493,000 or 17% of sales in Fiscal 2000 compared to approximately $250,000 or 11% of sales in Fiscal 1999. The increase resulted primarily from an increase in marketing activities.

General and Administrative expenses were approximately $777,000 or 26% of sales in Fiscal 2000 compared to approximately $902,000 or 41% of sales in Fiscal 1999. The reduction in General and Administrative expenses was caused mainly by the improved efficiency of the companies and the change of accounting of RadioTel to the equity method after March 27, 2000.

The Companys results of operations include its equity in the earnings of its affiliate, Micel Wireless Corp. amounting to $168,000.

On March 31, 2000 as a result of Radio Tels decnsolidated, a cumulative effect income pick-up had been recognized in the amount of $4,626,000.

Due to the above, in Fiscal 2000, the Company reported a net income of approximately $3,309,000 or $0.53 per common share and in Fiscal 1999, the Company reported a net loss of $2,058,000 or $0.33 per share.

ITEM 7. Financial Statements

See Pages F-l through F-25.

ITEM 8. Changes in and disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable

ITEM 9. Directors and Executive Officers:

The officers and directors of the Company are as follows:

Name Age Position

Ron Levy 52 President and Director

Avraham Yanai 60 Vice President

David Selengut 45 Secretary

Barry Braunstein 41 Director

Heather Sabatier 32 Director

Barry Septimus 51 Director

Ron Levy has been President and Director of the Company since October 1, 1996. He has also been the President of RadioTel since October 1, 1996. Prior to that time he was a consultant to Microkim Ltd., the Companys wholly owned subsidiary. From October 1992 to November 1995, he was President and Chief Executive Officer at EUROM Flash Ware Solutions Ltd. and from September 1990 to September 1992 he was Project Manager at SanDisk Corporation in Santa Clara, CA. From September 1982 until September 1990, he was a manager of Tadiran Communication Micro Electronic Center. Mr. Levy received his B.S. degree in Electrical Engineering and Computer Science from the University of California in Berkeley.

Avraham Yanai has been Vice President of the Company since December 1999. He has also been the General manager of Microkim since April 1999. From January 1996 to March 1999 he was a consultant on issues relating to Quality Assurance and projects management. From 1994 to December 1995 he was the Quality Assurance manager of Microkim.

David Selengut has been the secretary of the Company since November 1997. Mr. Selengut has been a member of the law firm Ellenoff Grossman Schole & Cyruli, LLP since May 1998, a partner in the Law Firm of Bernstein & Wasserman, LLP from July 1997 to May 1998 and was a Partner at the Law Firm of Singer, Bienenstock, Zamansky, Ogele & Selengut, LLP from May 1995 until April 1997. Those firms have acted as counsel to the Company with respect to certain matters. From May 1988 until April 1995, he was an associate at the Law Firm of Neiman Ginsburg & Mairanz P.C., New York, New York.

Barry Braunstein has been a director of the Company since April 1994. From 1983 to the present, he has been the administrator of Laconia Nursing Home in Bronx, New York. Mr. Braunstein received his B.A. Degree from Adelphi University in 1985.

Heather Sabtier (formerly Loren) has been a director of the Company since August 1995. From February 2000 until present, she has been the director of business development at ParentWatch. From September 1994 until February 2000 she was a management consultant with the firm of PricewaterhouseCoopers, LLP. From December 1991 until August of 1992, she was in geriatric research at Haddasa Hospital in Jerusalem. From June 1989 until December 1991 she held various managerial positions at the Bridgeport Healthcare Center and White Plains Nursing Home. She received her Masters degree in management from Northwestern University in 1994 and a B.A. degree from Columbia University.

Barry Septimus has been a director of the Company since December 2000 and the President of Quest Capital Corp., a consulting company, since 1993. He has also been the Chief Executive Officer of Pagetalk, Inc., a web audio publishing company, since July 1998.

Each of the Companys Directors has been elected to serve until the next annual meeting of the Shareholders. The Companys executive officers are appointed annually by the Companys Directors. The Secretary is a non-executive position. Each of the Companys Directors and Officers continues to serve until his successor has been duly elected and qualified. The outside directors are entitled to receive $6,000 per year from the Company. The directors of Microkim are Ron Levy and Tzvi Segal. To the Companys knowledge, there was no delinquent Section 16(a) filers for transactions in the Companys securities during fiscal year ended September 30, 2000.

Item 10.

Executive Compensation

The following table sets forth all compensation received for services rendered to the Company by certain executive officers during each of the past three fiscal years ended September 30, 2000. No other executive officer received compensation in excess of $100,000 during any of the last three fiscal years.

SUMMARY COMPENSATION TABLE

Name and Principal Position		Annual Compensation		Long Term Compensations
	Year	Salary	Other Annual Compensation	Awards Options #
Ron Levy, President, Chief Executive Officer	2000	$173,743	$27,027 (1)	-0-(2)
Ron Levy, President, Chief Executive Officer	1999	$107,977	$25,662 (1)	-0-(2)
Ron Levy, President, Chief Executive Officer	1998	$106,883	$24,797 (1)	0(2)

(1) Total value of non-cash compensation.

Mr. Levy receives his salary from RadioTel Ltd. He also received options to purchase 803,120 of RadioTels common stock, a subsidiary of the Company, 487,500 options exercisable for a nominal amount and 315,620 exercisable for $1.1 per share. The option vests to the extent of one-half at the end of two years from the date of commencement of employment and the remainder at the rate of two percent per month commencing on the 25th month from the date of employment.

CHART FOR OPTION GRANTS IN 2000

Name (a)	Options Granted (b)	Percent of total Option Granted to Employees in Fiscal Year 2000 (c)	Exercise Price (d)	Expiration Date (e)
Ron Levy	0(1)	-0-	-0-

AGGREGATED OPTION EXERCIES IN 2000 AND FOR YEAR-END VALUES

Name	Shares Acquired on Exercise (#) (b)	Value Realized ($) (c)	Number of Unexercised Options at Fiscal Year-End Exercisable / Unexercisable (d)	Value of Unexercised in-the-Money Options at Fiscal Year-End ($) Exercisable / Unexercisable (e)
Ron Levy	-0-	-0-	100,000/0(1)	-0-/-0-

Does not include the option described in note (2) to the Summary Compensation Table.

Stock Option Plan

In December 2000, the Companys Board of Directors adopted, and its Shareholders approved, the 2000 Stock Option Plan (the Plan), which provides for the grant of incentive and/or non-qualified stock options to purchase up to 900,000 shares of Common Stock to any officer, director, consultant or employee when the Board, in its sole discretion, determines that a grant of options to such person would be in the best interests of the Company. Incentive stock options granted under the Plan shall be pursuant to a written agreement for a term not exceeding ten (10) years (five (5) years for Shareholders owning more than ten percent (10%) of the Common Stock of the Company). The exercise price of the options shall be established by the Board at the time of grant of the option but cannot be less than one hundred percent (100%) of the fair market value at the time of grant of the option. If the recipient owns more than ten percent (10%) of the Common Stock of the Company, the exercise price must be at least one hundred and ten percent (110%) of the fair market value of the underlying Common Stock at the time of grant. The aggregate fair market value (determined as of the date of grant) of the shares of Common Stock with respect to which incentive stock options are exercisable for the first time by an employee during any calendar year may not exceed $100,000. The Board of Directors determines other terms and conditions of options granted under the Plan, which expires December 2010. The number of shares subject to outstanding options will be appropriately adjusted upon the happening of any stock split, stock dividend, recapitalization, combination, subdivision, issuance of rights or other similar corporate change. Two thousand of the options previously granted under the 1990 Stock Option Plan has been exercised in fiscal 1999.

Mr. Tuvia Barak, a principal in Crossways Consulting Group, Inc. and Mr. Ron Levy, President of the Company, each received an option, exercisable for nominal value, to purchase up to 803,120 Ordinary Shares of NIS 0.01 par value each of RadioTel Ltd., a subsidiary of the Company, the options vest to the extent of one half at the end of two years and the remainder at the rate of 2% per month commencing on the 25th month from date of commencement of employment. The options will only vest if such persons are still an employee or a consultant to RadioTel.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of December 29, 2000, certain information as to the stock ownership of each person known by the Company to beneficially own 5% or more of the Companys outstanding Common Stock, by each director of the Company who owns any shares of the Companys Common Stock and by all officers and directors as a group:

Percentage of

Name of Amount and Nature of Class as of

Beneficial Owner Beneficial Ownership (1) December 29, 2000

Bonnie Septimus (2) 460,600 7.4%
72 Lord Avenue

Lawrence, New York

Barry Septimus (3) 515,563 8.1%
72 Lord Avenue

Lawrence, New York

Heather Sabatier (4) 192,625 3.0%

Barry Braunstein (5) 248,000 4.0%

Ron Levy (6) 100,000 1.6%

Tuvia Barak (7) 244,000 3.8%

All officers and directors

as a group (8) (4 persons) 1,056,188 16.3%

(1) Except as otherwise indicated, all shares are beneficially owned, and the sole voting and investment power is held by the persons named.

(2) This includes 6,000 Shares owned by certain of her children but does not include Shares listed below owned by her husband, Barry Septimus or Shares owned by her independent children or Shares held in trust for her children where she is not the Trustee.

(3) Does not include Shares owned by Mr. Septimus children or his wife, Bonnie Septimus, listed above. Includes 100,000 Shares issuable upon exercise of options owned by Quest Enterprises, Inc. which is 50% owned by Mr. Septimus.

(4) Includes 33,000 Shares issuable upon exercise of stock options.

(5) Includes 25,000 Shares issuable upon exercise of stock options and Shares, which have been purchased by Mr. Braunstein and his family in private placements.

(6) Consists of shares issuable upon exercise of stock options.

(7) Includes 132,000 shares issuable upon exercise of options owned by a company in which Mr. Barak is a principal.

(8) Includes options and warrants described in footnotes (3)(4)(5) and (6) above.

Item 12. Certain Relations and Related Transactions

On December, 1998 the Company entered into a consulting agreement with Crossways Consulting Group, Inc. (Crossways) which replaced the agreement with Quest Enterprise Inc (Quest). Crossways provides marketing, consulting and other services as reasonably required by the Company for the purpose of securing for the Company joint development programs, strategic partnerships, business opportunities and production and sales contracts with North American companies. The Company pays Crossways a fee in the amount of $6,000 per month plus expenses. In addition, in the event that the services provided by Crossways to the Company result in sales in North America, Crossways will be entitled to 1.5% of such sales. Crossways was granted options to purchase 220,000 shares of Common Stock at $2.00 per share until December 31, 2003, exercisable to the extent of 20% thereof each year. Mr. Tuvia Barak, a principle in Quest, is the principal of Crossways. RadioTel Ltd. also has a consulting agreement with Crossways Consulting Group. Inc. under which RadioTel pays Crossways a monthly consulting fee of $6,000.

Mr. Tuvia Barak and Mr. Ron Levy, President of the Company, each received an option, exercisable for nominal value, to purchase up to 6% of the equity of RadioTel Ltd., an affiliate of the Company. The options vest to the extent of one half at the end of two years and the remainder at the rate of 2% per month commencing on the 25th month from date of commencement of employment. The options will only vest if such persons are still an employee or a consultant to RadioTel.

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

10.3 - 1990 Stock Option Plan (1)

10.4 - Agreement with Quest Enterprises, Inc. (2)

10.5 - Representative Agreement with RF Electronic Sales, Inc. (5)

10.6 - Memorandum of Understanding with Advanced Systems Development Inc. (5)

10.7 - Organization Agreement among Microkim Ltd., Fairchild Data Inc., Teuza - A Fairchild Technology Venture Ltd. and Misat Ltd. (3)

10.8 - Agreements dated as of October 1, 1995 between Teledata Communications Ltd., Microkim Ltd. and ALL Systems, Inc. (6)

10.9 - Shareholders Agreement with Export Business & Services, Inc. (7)

10.10 - Agreement with ArrayComm. Inc. (7)

10.11 - Stock Purchase Agreement between the Company, RadioTel Ltd. and Clal Ventures Capital Fund Limited Partnership. (8)

10.12 - Agreement between the Company and Crossways Consulting Group, Inc. (9)

(1) Filed with Registration Statement 33-405 12

(2) Filed with Form 10-Q for the quarter ended June 30, 1993

(3) Filed with Form 10-K for year ended September 30, 1992

(4) Filed with Form 10-KSB for the year ended September 30, 1993

(5) Filed with Form 10-KSB for the year ended September 30, 1994

(6) Filed with Form 10-KSB for year ended September 30, 1995 Reports on form 8-K

(7) Filed with Form l0-KSB for year ended September 30, 1996 None

Filed with Form 10-KSB for year ended September 30, 1997

Filed with Form 10-KSB for year ended September 30,1998

MICEL CORP. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2000

U.S. DOLLARS IN THOUSANDS

INDEX

Page

Report of Independent Auditors	F-2

Consolidated Balance Sheet	F-3 - F-4

Consolidated Statements of Operations	F-5

Statements of Changes in Shareholders' Equity	F-6

Consolidated Statements of Cash Flows	F-7

Notes to Consolidated Financial Statements	F-8 - F-24

Signatures	F-25

- - - - - - - -

ERNST & YOUNG

REPORT OF INDEPENDENT AUDITORS

To the Shareholders of

MICEL CORP. AND SUBSIDIARY

We have audited the accompanying consolidated balance sheet of Micel Corp. (the Company) and its subsidiary as of September 30, 2000, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the two years in the period ended September 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of a certain affiliate, the investment in which on the equity basis of accounting totaled $ 204 thousand as of September 30, 2000, and the Company's share in the net income of which totaled $ 155 thousand and $ 53 thousand for each of the two years in the period ended September 30, 2000, respectively. These financial statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to data included for this affiliate, is based solely on the reports of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiary as of September 30, 2000, and the consolidated results of their operations and cash flows for each of the two years in the period ended September 30, 2000, in conformity with accounting principles generally accepted in the United States.

Tel-Aviv, Israel	KOST FORER & GABBAY
January 12, 2000	A Member of Ernst & Young International
MICEL CORP. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
U.S. dollars in thousands

September 30,
2000
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$ 466
Trade receivables	415
Other accounts receivable and prepaid expenses	44
Inventories (Note 3)	676

Total current assets	1,601

INVESTMENTS IN AN AFFILIATED COMPANIES (Note 4)	217

SEVERANCE PAY FUND	156

PROPERTY AND EQUIPMENT, NET (Note 5)	298

Total assets	$ 2,272

The accompanying notes are an integral part of the consolidated financial statements.

MICEL CORP. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET

U.S. dollars in thousands (except share data)

September 30,
2000

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Trade payables	$ 327
Other accounts payable and accrued expenses	197

Total current liabilities	524

ACCRUED SEVERANCE PAY	217

COMMITMENTS AND CONTINGENT LIABILITIES (Note 8)

SHAREHOLDERS' EQUITY (Note 9):
Common stock, $ 0.01 par value - 25,000,000 shares authorized; 6,289,880 shares issued and outstanding	63
Additional paid-in capital	7,832
Accumulated deficit	(6,364)

Total shareholders' equity	1,531

$ 2,272

The accompanying notes are an integral part of the consolidated financial statements.

MICEL CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
U.S. dollars in thousands (except share and per share data)

	Year ended
	September 30,
	(* 1999	2000

Revenues	$ 2,202	$ 2,642
Cost of revenues	1,525	1,774

Gross profit	677	868

Research and development expenses, net (Note 10e)	1,674	785
Selling and marketing expenses, net	250	493
General and administrative expenses	902	777

Total operating expenses	2,826	2,055

Operating loss	(2,149)	(1,187)
Financial income(expenses) income, net (Note 10f)	38	(298)

Loss before earnings from affiliated company and minority interest (Note 7d)	(2,111)	(1,485)
Equity in earnings of affiliated company	53	168
Effect of deconsolidation of investment	-	4,626

Net Income (loss)	$ (2,058)	$ 3,309

Basic and diluted net income (loss) per share	$ (0.33)	$ 0.53

Weighted average number of shares used in computing basic and diluted net loss per share	6,286,298	6,288,380

*) Restatement.

The accompanying notes are an integral part of the consolidated financial statements.

MICEL CORP. AND SUBSIDIARY
STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIENCY)
U.S. dollars in thousands (except share data)

	Common stock		Additional	Receipts			Total
	Number of		paid-in	on account	Deferred stock	Accumulated	shareholders
	shares	Amount	capital	of shares	compensation	deficit	equity

Balance as of October 1, 1999	5,900,380	$ 59	$ 7,606	$ 400	$ (317)	$ (* (7,615)	$ 133
Receipts on account of shares	-	-	-	375	-	-	375
Compensation from issuance of warrants to consultants	-	-	140	-	-	-	140
Deferred stock compensation	-	-	33	-	(33)	-	-
Amortization of deferred stock compensation	-	-	-	-	121	-	121
Net loss	-	-	-	-	-	(* (2,058))	(2,058)

Balance as of September 30, 1999	5,900,380	59	7,779	775	(229)	*( (9,673)	(1,289)
Issuance of share capital, net	387,500	4	771	(775)	-	-	-
Exercise of options	2,000	**) -	1	-	-	-	1
Compensation from issuance of warrants to consultants	-	-	54	-	-	-	54
Amortization of deferred stock compensation	-	-	-	-	81	-	81
Adjustment to carrying amount of investment, as a result of private placement	-	-	(773)	-	148	-	(625)
Net income	-	-	-	-	-	3,309	3,309

Balance as of September 30, 2000	6,289,880	$ 63	$ 7,832	$ -	$ -	$ (6,364)	$ 1,531

*) Restatement.

**) Represents an amount of less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

MICEL CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars in thousands
	Year ended
	September 30,
	(* 1999	2000
Cash flows from operating activities:
Net loss	$ (2,058)	$ 3,309
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	188	162
Equity in earnings of affiliated company	(53)	(168)
Compensation from issuance of warrants to consultants	140	54
Amortization of deferred stock compensation	121	81
Compensation due to issuance of stock in subsidiary	-	212
Effect of deconsolidation of investment	-	(4,626)
Decrease (increase) in trade receivables	260	(36)
Decrease (increase) in other accounts receivable and prepaid expenses	(422)	70
Decrease (increase) in inventories	(167)	157
Increase (decrease) in trade payables	(236)	50
Increase (decrease) in other accounts payable and accrued expenses	659	(74)
Increase in accrued severance pay, net	10	5
Others	-	(3)

Net cash used in operating activities	(1,558)	(807)

Cash flows from investing activities:
Purchase of property and equipment	(319)	(392)
Proceeds from sale of property and equipment	-	3
Proceeds from loan to an affiliated company	80	70

Net cash used in investing activities	(239)	(319)

Cash flows from financing activities:
Repayment of long-term debt	(16)	(7)
Proceeds from long-term debt in former subsidiary	-	1,150
Short-term bank credit, net	(202)	63
Proceeds from exercise of options	-	1
Receipts on account of shares	375	-
Issuance of subsidiary's shares to a third party	571	-
Receipts on account of minority shares in a subsidiary	-	25

Net cash provided by financing activities	728	1,232

Increase (decrease) in cash and cash equivalents	(1,069)	106
Cash and cash equivalents at the beginning of the year	1,429	360

Cash and cash equivalents at the end of the year	$ 360	$ 466

Supplemental disclosure of cash flow activities:
Cash paid during the year for interest	$ 23	$ 24
Supplemental disclosure of non-cash financing activities:
Issuance of share capital, net, in respect of receipts on account of shares	$ -	$ 775

*) Restatement.

The accompanying notes are an integral part of the consolidated financial statements.

NOTE 1:- GENERAL

Micel Corp. (the Parent or Micel) was incorporated on June 25, 1987 and operates in the United States of America, and in Israel through its Israeli subsidiary (collectively the Company). The principal business activities of the Company are the production, development and marketing of electronic equipment. The Company primarily markets its products in the United States and in Israel.

Micel's subsidiary and affiliates:

a. Microkim Ltd. (Microkim):

Microkim a wholly owned subsidiary of Micel was founded in 1972 in Israel, by M/A Comm, Microkim is dedicated to providing advanced products for a broad range of military and commercial applications. The Company is a supplier of portable field testers and simulators, RF and microwave systems, sub-systems and components for application in communication, electronic warfare, radar, test equipment, and simulators/testers.

b. RadioTel Ltd. (RadioTel):

RadioTel was established in 1996 in Israel to develop a managed wireless Synchronous Digital Hierarchy (SDH) transmission network.

These wireless networks are used to extend the existing and future infrastructure while at the same time supplying full transparency of all protocols with the same reliability and uninterrupted service of wireline services.

As of March 27, 2000, Micel held 51.5% of the shares in RadioTel. On March 27, 2000, RadioTel converted a loan in the amount of $ 1,200 into 419,860 Class B Preferred shares and completed a private placement of 3,072,990 class C Preferred shares to third parties and existing shareholders for net proceeds of aproximately $ 10,185, at which time, Micel's ownership decreased to 33.7%, and RadioTel, which had previously been fully consolidated, was accounted for by the equity method. As a result of deconsolidation the Company recorded a restatement regarding to previous years.(see note 4). The consolidated statements of operations include details of operations of Radio Tel for the six months period ended March 31, 2000.

c. Micel Wireless Corp. (Micel Wireless):

Micel Wireless, a U.S. corporation located in Florida, is an international telecommunications company engaged in the sourcing, marketing and sales of wireless telephone terminals and other related products. Micel Wireless currently represents certain manufacturing companies and telecom agencies as a purchasing agent and sales representative.

Micel Wireless is 50% held by the Parent and 50% held by Export Business & Services, Inc. (EBS) and accounted for by the equity method.

Major customers data; percentage of total revenues:

The revenues as for the year ended September 30, 2000 derived from limited number of customers which the two major customers represents 50 % of the total revenues.

e. Major supplier data:

The Company depends on a limited number of components suppliers. The Companys major supplier provides an approximately 30% of the components. If any of these suppliers becomes unable or unwilling to continue to supply the components, no severe damage could infect the Company due to its ability to engage with other suppliers.

NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements are prepared according to United States generally accpted accounting principles (US GAAP):

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

b. Principles of consolidation:

The consolidated financial statements include the accounts of the parent and its subsidiary. Intercompany accounts and transactions have been eliminated on consolidation.

Financial statements in US dollars:

The functional currency of the Company and its subsidiary is the U.S dollar, as the U.S. dollar is the primary currency of the economic environment in which the Company and its subsidiary have operated and expect to continue to operate in the foreseeable future. The majority of Microkim's and Radiotels operations are currently conducted in Israel and most of the Israeli expenses are currently paid in new Israeli shekels (NIS); however, most of the expenses are denominated and determined in U.S dollars. Most of Microkim's and Radiotels sales and Financing activities including loans, equity transactions and cash investments, are made in U.S. dollars. In addition, all of Micel's costs are incurred in dollars.

Company's management believes that the dollar is the primary currency in the economic environment in which it operates, therefore the dollar is its functional and reporting currency and, accordingly, monetary accounts maintained in currencies other than the dollar (principally cash and liabilities) are remeasured using the foreign exchange rate at the balance sheet date. Operational accounts and non-monetary balance sheet accounts are measured and recorded at the rate in effect at the date of the transaction. The effects of foreign currency remeasurement are reported in the statement of operations as financial income, or expenses, as appropriate.

d. Cash equivalents:

The Company considers all highly liquid investments, originally purchased with maturities of three months or less, to be cash equivalents.

e. Inventories

Inventories are stated at the lower of cost or market value. Inventory write-offs are provided to cover risks arising from slow-moving items or technological obsolescence.

Cost is determined as follows:

Raw materials: Using the weighted average basis.

In process inventories: Raw materials and components - on the weighted average basis.

Labor and overhead - on the basis of actual costs.

f. Investment in affiliates:

The investment in companies, over which the Company can exercise significant influence (generally, entities in which the Company holds 20% to 50% of ownership or voting rights), are presented using the equity method of accounting. The Company generally discontinues applying the equity method when its investment (including advances and loans) is reduced to zero and it has not guaranteed obligations of the affiliate of otherwise committed to provide further financial support to the affiliate. Where the Company's share of an affiliate's losses is greater than the investment in such affiliate and in which the Company has guaranteed obligations of the affiliate, the excess amount is presented as a liability.

g. Property and equipment, net:

Property and equipment are stated at cost less accumulated depreciation.

Depreciation is calculated using the straight-line method, over the estimated useful lives of the assets as follows.

Years

Computers and peripheral equipment	3 - 6
Motor vehicles	6
Office furniture and equipment	6 - 14

Leasehold improvements are amortized by the straight-line method, over the shorter of the estimated useful life or the lease term agreement.

The Company and its subsidiary periodically assess the recoverability of the carrying amount of property and equipment and provide for any possible impairment loss based upon the difference between the carrying amount and fair value of such assets, In accordance with SFAS-121 Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of of September 30, 2000, no impairment losses have been identified.

Income taxes:

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) 109, Accounting for Income Taxes. This Statement prescribes the use of the liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse The Company provides a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value.

Revenue recognition:

Revenues from sales of products are recognized in accordance with SAB 101 Revenue Recognition In Financial Statements upon delivery, when persuasive evidence of an agreement exists, no significant vendor obligations remain, the fee is fixed or determinable, and collectibillity of the related receivable is probable.

Warranty costs:

The provision for product warranties is recorded for probable costs, in connection with warranties based on the Company's experience and of the Company's management and engineering estimates.

The Company generally provides a warranty for parts and labor for one year from delivery of the product, although in some cases a longer warranty period may be given.

k. Research and development costs:

Research and development costs are charged to expenses as incurred.

Participation regards to the research and development costs is offset against the research and development costs as long as the rights in the research and development remain in the Company.

Royalty-bearing grants:

Royalty-bearing grants from the Government of Israel for the funding of approved research projects are recognized at the time the Company is entitled to such grants on the basis of the related costs incurred, and are recorded as a reduction of research and development costs. The Company recorded grants in the amount of $ 748 and $ 838 for the years ended September 30, 1999, and 2000, respectively.

Non-royalty bearing grants:

Non-royalty bearing grants from the Government of Israel for funding certain approved marketing activities are recognized at the time in which the Company is entitled to such grants on the basis of the related costs incurred, and are recorded as a reduction of selling and marketing expenses. The Company recorded grants in the amount of $ 11 and $ 0 for the years ended September 30, 1999, and 2000, respectively.

n. Basic and diluted net loss per share:

Basic net loss per share is computed based on the weighted average number of Common Shares outstanding during each year. Diluted net loss per share is computed based on the weighted average number of Common Shares outstanding each year, plus dilutive potential Common Shares considered outstanding during the year, in accordance with FASB Statement No. 128 Earnings per Share.

All outstanding stock options, and warrants have been excluded from the calculation of the diluted net loss per Common share because all of such securities are anti-dilutive for all periods presented. The total numbers of shares related to the outstanding options and warrants excluded from the calculations of diluted net loss per share were 847,120 and 845,120 for the years ended September 30, 1999 and 2000, respectively.

o. Concentration of credit risks:

Financial instruments that potentially subject the Company to concentrations of credit risks consist principally of cash and cash equivalents and trade receivables.

The Companys cash and cash equivalents are invested in deposits with major U.S and Israeli banks. Such deposits in the United States may be in excess of insured limits and are not insured in other jurisdictions. Management believes that the financial institutions that hold the Companys investments are financially sound and, accordingly, minimal credit risks exist with respect to these investments.

The Companys trade receivables are derived from sales to customers located primarily in Israel and the United States. The Company performs ongoing credit valuations of its customers and, to date, has not experienced major losses from bad debts.

p. Fair value of financial instruments:

The financial instruments of the Company at September 30, 1999 and 2000 consist of non-derivative financial instruments included in working capital: cash and cash equivalents, trade receivables, accounts receivable, trade payables, accounts payable and accrued expenses. Due to the short-term maturities of these financial instruments, their fair value approximates their carrying amount.

q. Stock-based compensation:

The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), in accounting for its employee stock options plan. Under APB 25 when the exercise price equals or is above the market price of the underlying stock on the date of grant, no compensation expense is recognized.

The Company recorded an expense in accordance with APB 25 in the amount of $ 121 and $ 81 for the years ending September 30, 1999 and 2000, respectively.

The Company applies SFAS 123 Accounting for Stock based Compensation and EITF 96-18 Accounting for Equity Instruments that are issued to other than Employees for Acquiring or in conjunction with selling Goods of Service with respect to options issued to non-employees. SFAS 123 requires the use of an option valuation model to measure the fair value of the options at the grant date.

The pro-forma disclosures required by FASB 123, are provided in Note 9a.

r Accounting for convertible securities with beneficial conversion features:

The Company applies EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, with respect to conversion of the shareholders loan into the affiliate shares.

Severance pay:

The Companys liability for severance pay is calculated pursuant to Israeli severance pay law based on the most recent salary of the employees multiplied by the number of years of employment, as of the balance sheet date. Employees are entitled to one months salary for each year of employment or a portion thereof. The Companys liability for all of its employees, is fully provided by monthly deposits with insurance policies and by an accrual.

The deposited funds include profits accumulated up to the balance sheet date. The deposited funds may be withdrawn only upon the fulfillment of the obligation pursuant to Israeli severance pay law or labor agreements. The value of the deposited funds are based on the cash surrendered value of these policies, and include immaterial profits.

Severance pay expenses amounted to $ 123 and $ 134 for the years ended September 30, 1999, and 2000, respectively.

t. Future adoption of new accounting standard:

In June 1998, the Financial Accounting Standards Board issued statement No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133) as amended which is required to be adopted in years beginning after June 15, 2000. Because of the Companys minimal use of derivatives, management does not anticipate that the adoption of the new statement will have a significant effect on earnings or the financial position of the Company. Given the complexity of the new statement and that the impact hinges on market values at the date of adoption it is extremely difficult to estimate the impact of adoption unless adoption is imminent.

Reclassification:

Certain prior year amounts have been reclassified with conform with current years financial statements presentation.

NOTE 3: - INVENTORIES

Inventories consist of the following:

September 30,
2000

Raw materials	$ 385
In process inventories	*) 291

$ 676

*) In process inventories include labor and overhead costs of approximately $ 79.

NOTE 4: - INVESTMENTS IN AFFILIATED COMPANIES

The Company applies the equity method of accounting to its investments in

Micel Wireless and Radiotel.

a. Investment in Radiotel:
September 30,
2000

Investment as of September 30, 1999 (I)	(** (3,075)
Investment in Preferred class B shares	50
Equity in loses	(1,601)
Effect of deconsolidation of investment (ii)	4,626

$ -

Represent a restatement as a result of misinterpretation of facts by not attributed importance to the Preferred shares liquidation preference, and not as a result of mistaking regarding to U.S. GAAP.

In case of deconsolidation when the investee, which had been consolidated, had losses resulting in negative investment account, accounting for the investment changes to the equity method whereby the investment would not have been reduced below zero, because the investor had not guaranteed investee obligations or otherwise committed to provide further financial support to the investee. In this case, a cumulative effect income pick-up would be recognized.

b. Investment in Micel Wireless:
September 30,
2000

Investment in capital	(* $ -
Accumulated income	217

$ 217

*) Represent an amount lower than $ 1.

**) Restatement.

NOTE 5: - PROPERTY AND EQUIPMENT, NET

September 30,
2000
Cost:
Computers and peripheral equipment	$ 2,104
Motor vehicles	93
Office furniture and equipment	54
Leasehold improvements	11
2,262
Accumulated depreciation:
Computers and peripheral equipment	1,859
Motor vehicles	61
Office furniture and equipment	41
Leasehold improvements	3
1,964
Depreciated cost	$ 298

NOTE 6:- SHORT-TERM LINE OF CREDIT

As of September 30, 2000, Microkim has an authorized line of credit in the amount of $ 224 which is denominated in NIS and bears interest at the rate of Prime +3%.

The weighted average interest rate of the line of credit for the year ended September 30, 2000 was approximately 13.1%.

Microkim has an unused line of credit in the amount of $ 224 as of September 30, 2000 (there is no fee for the unused portion of the line of credit).

NOTE 7: - TAXES ON INCOME

a. Domestic (U.S.A.):

As of September 30, 2000, Micel had approximately $ 1.5 million in federal and state net operating losses carryforward to offset against future taxable income. The net operating losses carryforward expire in the years 2003 through 2020.

b. Foreign (Israel - Microkim):

1. Measurement of taxable income under the Income Tax (Inflationary Adjustments) Law, 1985:

Under this law, taxable income is measured in real terms, in accordance with the changes in the Israeli CPI. The Companys Israeli subsidiary elected to measure its results on the basis of changes in the Israeli CPI. The difference between the annual change in the Israeli CPI and in the NIS/dollar exchange rate causes a further difference between taxable income and the income before taxes shown in the financial statements. In accordance with paragraph 9(f) of SFAS No. 109, the Company has not provided deferred income taxes on the difference between the reporting currency and the tax bases of assets and liabilities.

2. Tax benefits under the Law for the Encouragement of Capital Investments, 1959 (hereinafter - the Law):

The production facilities and expansion programs of Micorkim in Israel have been granted the status of Approved Enterprise, under the Law. According to the provisions of the Law, Microkim has elected to enjoy alternative benefits - waiver of grants in return for tax exemption - and, accordingly, their income is tax-exempt for a period of two years commencing with the year in which it first earns taxable income. In the remaining eight years of benefits, Microkim will be subject to a corporate tax of 10%-25%, depending upon the rate of investment of foreign investors (currently 10%).

The period of tax benefits, detailed above, is subject to limits of 12 years from the commencement of production, or 14 years from the approval date, whichever is earlier.
Therefore, Microkim can utilize the benefits period up to August 28, 2005.

Microkim has not yet commenced its benefits period, since it has not yet earned taxable income.

If a dividend is distributed out of such tax-exempt profits, Microkim will be liable for corporate tax at the rate of 10%-25% (currently 10%).

Israeli taxable income not eligible for the Approved Enterprise benefits is taxed at the regular corporate tax rate of 36%.

3. Tax benefits under the Israeli Law for the Encouragement of Industry (Taxation), 1969: The Company is an industrial company under the Law for the Encouragement of Industry (Taxation), 1969 and, therefore, is entitled to certain tax benefits, including accelerate rates of depreciation and deduction of public offering expenses in three equal annual installments. The Company has not yet utilized this tax benefit.

4. Microkim has accumulated foreign net operating losses carryforward for tax purposes as of September 30, 2000, which may offset taxable income for an indefinite period in the amount of approximately $ 4.3 million. Microkim expects that, during the period in which these tax losses are utilized, its income would be substantially tax exempt. Accordingly, there will be no tax benefit available from such losses, and no deferred taxes have been included in these financial statements.

c. Deferred tax assets:

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

September 30,
2000

Deferred tax assets from U.S. operating loss carryforward	$ 524
Valuation allowance	(524)

Net deferred tax asset	$ -

Management currently believes that it is more likely than not that the deferred tax regarding the loss carryforwards will not be realized in the foreseeable future.

d. Loss before earnings (losses) from affiliated companies and minority interest consists of the following:

	Year ended September 30,
	1999	2000

Domestic	$ *) 145	$ 54
Foreign	*) 1,966	1,431

	$ 2,111	$ 1,485

*) Reclassified.

NOTE 8: - COMMITMENTS AND CONTINGENCIES

a. Lease commitment:

In 1998, Microkim entered into an operating lease agreement, for the Company's offices, which expires in December 2002 and the Company's warehouse, which expires in July 2003. The rental payments through the lease expiration date (which are linked to the CPI) equals approximately $ 9 per month. Rent expenses for the years ended September 30, 1999 and 2000 were approximately $ 110 and $ 91, respectively.

Future minimum rental payments under non-cancelable leases at September 30, 2000, are as follows:

2001	$ 108
2002	108
2003	29

$ 245

b. Royalty commitment:

Microkim is committed to pay royalties to the Office of the Chief Scientist (OCS) and the BIRD Foundation in respect of products under development for which they participated by way of grant. The royalty is computed at the rate of 2% to 5% of proceeds from sales of such products, up to 100%-150% of the aggregate amount of such grants (dollar- linked). Royalties paid during the years ended September 30, 1999 and 2000 totaled $ 27 and $ 29, respectively.

As of September 30, 2000, Microkim has a contingent liability to pay royalties in the amount of approximately $ 1,042.

c. Bank guarantees:

In connection with certain contracts entered into with customers, Microkim is required to provide performance guarantees. The total performance guarantees outstanding at September 30, 2000 amounted to approximately $ 64.

In respect to the abovementioned guarantees, Microkim recorded a floating charge on all of its assets.

d. Consulting agreement:

On December 30, 1998, the Company contracted the services of Crossways Consulting Group Inc. (CCG), for a period of four years beginning January 1, 1999. CCG will assist the Company with marketing strategies, and by introducing Micel to potential customers.

The Company pays CCG consulting fees in the amount of $ 6 per month. In addition, the Company is obliged to pay CCG 1.5% on the sales of its products or services to customers in North America that are provided by CCG during the term of the agreement and 18 months after the effective termination date of the agreement.

The Company has granted to CCG 220,000 options, at an exercise price of $ 2.00 per share, exercisable for a period of five years after the termination of the agreement, and vested at the rate of 20%, commencing January 1, 1999.

Consulting fees and commissions paid for the years ended September 30, 1999 and 2000 amounted to $ 144 and $ 106, respectively.

NOTE 9: - SHAREHOLDERS' EQUITY

Stock option plan:

In November 1990, the Company's Board of Directors (the Board) adopted, with the approval of its shareholders, the 1990 Stock Option Plan (the Plan), as amended, through November 1996, which provides for the grant of incentive and/or nonqualified stock options to purchase up to 800,000 shares of Common stock to any officer, director, consultant or employee at the Board's discretion. Generally, these options become exercisable over specified vesting periods but may not be exercised after ten years from the date of grant. The exercise price of the qualified options cannot be less than the fair market value of the Company's Common stock at the time of grant.

Where the Company has recorded deferred compensation for options issued with an exercise price below the fair value of the Common shares, the deferred compensation is amortized and recorded as compensation expenses ratably over the vesting period of the options.

All options outstanding as of September 30, 2000 were granted at fair value.

	Year ended September 30,
	1999		2000
		Weighted		Weighted
	Number	average	Number	average
	of	exercise	of	exercise
	options	price	options	price

Outstanding at the beginning of Year	335,500	$ 1.77	335,500	$ 1.77
Exercised	-	-	2,000	0.60

Outstanding at the end of year	335,500	$ 1.77	333,500	$ 1.78

Exercisable at the end of year	294,069	$ 1.74	333,500	$ 1.78

The options outstanding as of September 30, 2000 (excluding warrants granted to consultants), have been separated into ranges of exercise prices, as follows:

Exercise price	Options outstanding as of September 30, 2000	Weighted average remaining contractual life (in years)	Weighted average exercise price	Options exercisable at September 30, 2000	Weighted average exercise price of exercisable options

$ 0.60	53,500	0.30	$ 0.60	53,500	$ 0.60
2.00	280,000	2.95	2.00	280,000	2.00

$ 0.60 - 2.00	333,500		$ 1.78	333,500	$ 1.78

Under FAS 123, pro forma information regarding net income and earnings per share is required (for grants issued after December 1995), and has been determined as if the Company had accounted for its employee stock option under the fair value method of the statement. The fair value for Micel's options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1999 and 2000: risk-free interest rates of 6% and 5.75% dividend yields of 0% for both periods, volatility factors of the expected market price of the Company's Common Shares of 1.28 and 0.01 and a weighted-average expected life of the options of five years and four years, respectively

The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require subjective assumptions, including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from traded options, and because changes in the subjective assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable measure of the fair value of its employee stock options.

Pro forma information under SFAS No. 123 is as follows:

Year ended September 30,
	(* 1999	2000

Net income (loss) as reported	$ (2,058)	$ 3,309

Pro forma net loss	$ (2,136)	$ 3,188

Pro forma basic and diluted net income (loss) per share	$ (0.34)	$ 0.51

*) Restatement.

b. Warrants:

1. From January 1993 through August 1998, the Company issued warrants to consultants to purchase 291,620 shares of Commn Stock at the range of $ 0.6 to $ 2 per share.

During 2000, 106,620 warrants that the Company granted to Quest Enterprises Inc., a related party, expired.

2. In December 1998, the Company issued warrants to consultants to purchase 220,000 shares of Common stock at $ 2.00 per share to be vested over a period of five years not later then December 31, 2007. The Company account for this issuance as a variable plan in accordance with EITF 96-18. Together with the previous issuance, the number of warrants issued to consultants is 511,620.

The Company recorded expenses in accordance with FASB 123 and EITF 96-18, in the amount of $ 140 and $ 54 for the years ended September 30, 1999 and 2000, respectively.

The fair value for the warrants was estimated at the measurement date using a Black-Scholes options pricing model with the following weighted average assumptions for 1999 and 2000: risk free interest rates of 6% and 5.75%, dividend yields of 0% for both periods. Volatility factors of the expected market price of the Company's common shares of 1.28 and 0.01 and a weighted average expected life of the options of five years and four years, respectively.

NOTE 10: - SELECTED STATEMENTS OF OPERATIONS DATA

The Company has two reportable segments: wireless network development and radio frequency equipment. The wireless network development produces wireless network to extend the existing and future infrastructure with the same wireline services. The radio frequency equipment segment provide portable field testers, RF and microwave systems for both commercial as well as military applications.

The following data present the revenues, expenditures and other operating data of the Company's operating segments.

	Year ended September 30,
	1999	2000
Revenues:
Radio frequency equipment	$ 2,202	$ 2,642

	$ 2,202	$ 2,642
Operating loss:
Wireless network development (**)	$ 2,142	$ 1,383
Radio frequency equipment	(277)	(250)
Other unallocated loss	22	54
Adjustments to compensation expense in consolidation	262	-

	$ 2,149	$ 1,187
Loss before earnings (losses) from affiliated company and minority interest:
Wireless network development (**)	$ 2,099	$ 1,647
Radio frequency equipment	(252)	(216)
Other unallocated loss	2	54
Adjustments to compensation expense in consolidation	262	-

	$ 2,111	$ 1,485
Tangible long-lived assets, net:
Wireless network developments (**)	$ (*) 562	$ -
Radio frequency equipment	(*) 252	298
Other unallocated amounts	123	217

	$ (*) 937	$ 515
Capital expenditure:
Wireless network development (**)	$ 264	$ 277
Radio frequency equipment	55	115

	$ 319	$ 392

(*) Reclassified.

(**) The wireless network development data is in respect to the period between September 30, 1999 and March 31, 2000, which is the date that Radiotel Ltd. ceased being consolidated.

	Year ended September 30,
	1999	2000
Depreciation:
Wireless network development (**)	$ 116	$ 94
Radio frequency equipment	72	68

	$ 188	$ 162

(*) Reclassified.

(**) The wireless network development data is in respect to the period between September 30, 1999 and March 31, 2000, which is the date that Radiotel Ltd. ceased being consolidated.

b. Summary information about geographical destinations:

The Company attributes revenues from external customers, on the basis of the location of the end customers.

The following presents total revenues and long-lived assets for the year ended September 30, 1999 and 2000:

	1999		2000
	Total	Long-lived	Total	Long-lived
	revenues	assets	revenues	assets

Israel	$ 648	$ (*) 814	$ 839	$ 298
U.S.	1,554	123	1,803	217

	$ 2,202	$ (*) 937	$ 2,642	$ 515

(*) Reclassified.

c. Major customers data; percentage of total revenues:

	Year ended September 30,
	1999	2000

Customer A	32%	24%

Customer B	-	26%

Customer C	24%	11%

Customer D	23%	18%

d. Sales by classes of products:

	Year ended September 30,
	1999	2000

Radar signal simulator	$ 837	$ 797
Frequency sources	1,211	1,565
Support components	-	96
Other	154	184

	$ 2,202	$ 2,642

e. Research and development, net:

	Year ended September 30,
	1999	2000
Total cost	$ 2,422	$ 1,929
Less - grants and participation	748	1,144

	$ 1,674	$ 785

f. Financial expenses (income), net:

	Year ended September 30,
	(**) 1999	2000

Financial income:
Interest and other	(96)	$ (4)
Foreign currency translation adjustments	(16)
	(112)	(4)
Financial expenses:
Compensation due to conversion of shareholders' in an affiliated loan (*)	$ -	$ 212
Interest and other	46	49
Foreign currency translation adjustments	28	41
	74	302

	$ (38)	$ 298

(*) On March 27, 2000, the shareholders of RadioTel converted a loan in the amount of
$ 1,200 into 419,860 Class B Preferred shares of NIS 0.01 par value each, at a price per share of $ 2.858, which represents a discount of 15%. As a result of the conversion of the shareholders' loan, the Company recorded $ 212 as financial expenses, in accordance with EITF 98-5.

(**) Reclassified.

NOTE 11:- RELATED PARTY TRANSACTIONS

On December 30, 1998, the Company contracted the services of Crossways Consulting Group Inc. (CCG), a marketing specialist, for a period of four years beginning January 1, 1999. CCG is 100% owned by one of the Company's shareholders (see also Note 8d).

NOTE 12:- SUBSEQUENT EVENTS

a. On November 24, 2000, 45,500 employee options to purchase Common shares of the Company of $ 0.01 par value each and 5,000 options to consultants to purchase Common shares of the Company of $ 0.01 par value each, expired.

b. On November 8, 2000, 61,437 warrants that the company granted to Quest Enterprises Inc. a related party, expired.

c. On December 12, 2000, the Company's Board of Directors adopted a new stock options plan (2000 stock option plan). Under the plan, the Company reserved options to purchase an aggregate of 900,000 Common shares of $ 0.01 par value each to the Company's employees, directors, independent contractors and consultants. The exercise price of the options shall not be less than 100% of the fair market value at the date of grant.

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

SIGNATURE	TITLE
DATE

s/Ron Levy	Director, President and Chief Executive
Ron Levy	and Financial Officer

s/Heather Loren	Director
Heather Loren

s/Barry Braunstein	Director
Barry Braunstein

s/Barry Septinus	Director
Barry Septimus

F:\LANIR\3146\M\00\E9.doc