Form 10KSB/A
period 2000-09-30
MICEL CORP
filed 2001-01-25
CIK 874788

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON. D.C. 20549

FORM 10-KSB/A

Annual Report Pursuant to Section 13 or 15(d)ׁ

Of the Securities Exchange Act of 1934

For the Fiscal Year ended

September 30, 2000 Commission File No. 1-11020

MICEL CORP.

)Exact name of registrant as specified in its charter)

NEW YORK 11-2882297

)State or other jurisdiction of (I.R.S. Employer Identification No.)

incorporation or organization(

445 Central Avenue, Cedarhurst, NY 11516

)Address of principal executive offices) (Zip Code)

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

Part 1

Item 1.

Business

Micel Corp. (The Company), through its subsidiary and affiliates, is engaged in the development, manufacture and sale of radio frequency (RF) microwave components and custom made integrated assemblies for commercial and military applications. These wireless applications include radio communications, electronic warfare (EW) and radar.

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

RadioTel, Ltd) RadioTel) located in Israel, 33.7% of which is owned by the Company, was established to develop managed wireless SDH (Synchronous Digital Hierarchy) transmission networks. Through the use of novel techniques and state of the art technologies, RadioTel hopes to extend wide band wire line/fiber services into the wireless domain. These wireless networks are used to extend the existing and future infrastructure while at the same time supplying full transparency of all protocols (such as ATM (Asynchronous Transfer Mode), IP (Internet Protocol) and SDH) with the same reliability and uninterrupted service of wireline services.

During 1997-1998, Clal Venture Capital Fund Limited Partnership (Clal), H.B. Radio Investment Limited Partnership (HB), ComSor Investment Fund LDC (Comsor) and other investors led by ComSor purchased 3,150,000 Series A Preferred Shares of RadioTel, at a purchase price of $1 per share for a total investment of $3,150,000. In consideration for the line of credit granted by Bank Hapoalim on September 1999, RadioTel granted to Bank Hapoalim warrants to purchase 87,470 ordinary shares of RadioTel at $2.858 per share. In November and December 1999, RadioTel borrowed from its existing shareholders $1,200,000 (the Loan), and in return granted to those shareholders warrants to purchase 209,920 Ordinary shares at a price of $2.858 per share. On March 27, 2000, the Loan was converted into 419,860 Series B Preferred shares. In addition Lior Bergman purchased 7,430 series C Preferred shares in consideration of an investment of $25,000. Lior Bergman was also granted options to purchase 22,300 series C Preferred shares at $2.858 per share. On March 27, 2000, several investors, including Formula Ventures, Clal Electronics Industries Ltd., Yozma Capital Fund, ECI Telecom Ltd. and others, purchased from Radio Tel 3,072,990 series C Preferred shares for a net proceeds of $10,185,000. In addition, ECI Ltd., Clal Electronics Industries Ltd. and Formula Ventures were granted options to purchase 178,440 Ordinary shares at par value. On October 2000, Chanoch Mails purchased from the company 29,740 series C Preferred shares for a total investment of $104,142. In addition, 2,864,560 shares were reserved to be issued to employees and consultants of Radio Tel Ltd. These shares represent 21.45% of the total shares outstanding. Tuvia Barak, a consultant, and Rony Levy, president, each received options to purchase 803,120 shares representing, in the aggregate, 12% of RadioTel outstanding shares on fully diluted basis. As a result of the aforementioned, the company now owns 25.28% of Radio Tel outstanding share capital on a fully diluted basis.

The Company held 51.5% of RadioTel until March 2000. On March 27, 2000 RadioTel completed a private placement of preferred shares as discussed above, to third parties and existing shareholders and Micel s ownership was reduced below 50 percent. Consequently, while RadioTel had been fully consolidated until March 27, 2000, it has been accounted for under the equity method of accounting since March 27, 2000 .

Microkim, Ltd., (Microkim) a wholly-owned subsidiary located in Israel, acts as the Companys manufacturing, research and development arm, in addition to developing innovative technologies for commercial use by other affiliates of the Company operating divisions. Microkim has commercialized specialized RF and microwave products for telecommunications applications, electronic warfare systems and radar systems.

Micel Wireless Corp),.Micel Wireless), is 50% held by the Company and 50% held by Export Business & Services, Inc. (EBS), is an international telecommunications company engaged in the sourcing, marketing and sales of wireless telephone terminals and other related products. Micel Wireless currently represents certain manufacturing companies and telecom agencies as purchasing agents and sales representatives.

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

The Company focuses its activities in two main areas:

Products for the commercial market, and

Products for the military market.

Commercial Products

The following are the Company s products for the commercial communications market:

PCS Antenna.

Passive PCS Antenna

Microkim had developed a low cost antenna for PCS (Personal Communication Services) application that requires easy installation of point to point communication in hard environmental conditions. The high performance of the antenna enables an improvement of the base station range. In fiscal 2000, the Company sold 42 units.

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

Altimeter Tester. The Company has developed under contract a device that can be used to test a helicopter s altimeter on the flight deck without the necessity of removing the altimeter from the helicopter and testing it in a laboratory. In fiscal 1996 and 1997, the Company sold two and four units, respectively, to a customer. There were no sales in Fiscal 2000.

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

Digital Tuned Oscillator (DTO) The Company has developed a new highly integrated assembly of 2-18 GHz Digital Tuned Oscillator. The product is based on the Companys ability to integrate various RF components such as filters, low-noise amplifiers, VCO s and switches into a highly integrated assembly. The DTO is the main building block for the RSS-4000 and is sold as a stand-alone device. The Company has delivered 26 units in fiscal 1999 and 28 units in fiscal 2000.

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

Research and Development

The Company is engaged in a continuing program of research and development aimed at developing certain new and improved products. Whenever possible, the Company attempts to obtain customer funding to adapt the Company s basic technology to specialized customer requirements.

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

During Fiscal 2000 and 1999, the Company s gross research and development activities aggregated $1,843,673 and $2,421,668, respectively, including grants of $838,273 and $747,958 respectively, received from the OCS.

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

The Company s product assurance and reliability programs are designed to meet most applicable military standards. Established quality assurance programs monitor the performance to specifications of all materials used and labor performed in manufacturing. Monitoring begins with the inspection of incoming materials and continues through the processing assembly and testing of final products. Since certain products are used for military purposes, the Company s quality control requires that it inspect these products before they are shipped to customers. The Company is required to keep detailed records of the results of such inspections.

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

Marketing and Principal Customers

The focus of Micel s commercial marketing effort will be to identify those telecommunications service providers who require fixed wireless solutions in their given territories and the cost benefits of wireless compared to copper wire installation. The target markets are those emerging countries where industry is rapidly developing but the countrys infrastructure and communication systems are lagging behind. These emerging markets include South and Central America, Eastern Europe, the Philippines, China, India, Indonesia and Africa.

Approximately 70% of the Company s sales during the fiscal year ended September 30, 2000, were made to customers in the U.S.A directly by the Companys sales staff. In Fiscal 2000, Comptek Amhersts Systems and Science Applications International Corporation represented approximately 50% and 18% of total sales, respectively. In addition, ELTA Israel Aircraft Industries Ltd. represented approximately 11% of total sales during Fiscal 2000.

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

The Company entered into a consulting agreement with Crossways Consulting Group, Inc. (Crossways) December 30, 1998, which replaced the agreement with Quest Enterprise, Inc. (Quest). Crossways provides marketing, consulting and other services as reasonably required by the Company for the purpose of securing for the Company joint development programs, strategic partnerships, business opportunities and production and sales contracts with North American companies. The Company pays Crossways a fee in the amount of $6,000 per month plus expenses. In addition, in the event that the services provided by Crossways to the Company result in sales in North America, Crossways will be entitled to 1.5% of such sales. Crossways was granted options to purchase 220,000 shares of Common Stock at $2.00 per share until December 31, 2003, exercisable to the extent of 20% thereof each year. Mr. Tuvia Barak, a principle in Quest, is the principal of Crossways. RadioTel also has a consulting agreement with Crossways under which RadioTel pays Crossways a monthly consulting fee of $6,000 per month.

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

Government Regulations

Many of the component parts of the Company s products are imported from the United States. Accordingly, the Company and/or its suppliers may be required to obtain an export license, preference rating or other government authorization in connection with components purchased in the United States. To date, the Company has not experienced any difficulty in obtaining such authorizations or licenses. In addition, unless the Company obtains prior authorizations from the Office of Export Administration of the Department of Commerce of the United States, the Company will not be allowed to export or re-export to certain restricted countries, directly or indirectly, any of the Company s products containing components imported from the United States. The Company does not expect that this will be detrimental to the Company s business. In addition, the Company will require the permission of the IMOD before the Company could export any military microwave system. There can be no assurance that the Company will be able to obtain such permission on a timely basis or at all. The Company, however, has received such permission for the export of the RSS, Altimeter tester and microwave components to certain countries.

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

Item 2

Properties

The Company s executive offices consist of approximately 400 square feet located at 445 Central Ave., Cedarhurst, New York. Microkims executive offices and manufacturing facilities are located in a new light industrial area in the city of Tirat Hacarmel, outskirts of Haifa, Israel. The location contains approximately 600 square meters at a monthly rental of approximately $9,000 exclusive of utilities. The rent is linked to the Consumer Price Index. The lease is for a period of five years and Microkim has an option to renew the lease for additional three years.

Item3

Legal Proceeding

The Company is unaware of any pending legal proceedings other than described below, the outcome of which, in the Company s view, could have a material adverse effect on the Companys consolidated financial position or results of operations.

In 1999, a claim by a former employee was commenced against Microkim for patent infringement regarding a component of the microwave system. The U.S District Court dismissed the action. The plaintiff appealed to the U.S Federal Circuit Court which dismissed the action.

Item 4

Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of shareholders on December 12, 2000. At the meeting, Heather Sabatier, Ron Levy and Barry Braunstein were each re-elected and Barry Septimus elected as directors of the Company for a term of one year or until his/her successor is duly elected and qualified. In addition, the shareholders approved the 2000 Employee Stock Option Plan. 4,460,928 shares were voted for the plan and 22,270 shares voted against the Plan.

Part II

Item 5

MARKET FOR THE COMPANYS COMMON

EQUITY AND RELATED STOCKHOLDER MATTERS

The Company s securities are listed for trading on the OTC Bulletin Board under the trading symbol MICE. The following table sets forth the range of high and low bid prices of the Company s Common Stock for the fiscal quarters of 1999 and 2000. These quotations represent prices between dealers in securities, do not include retail mark-ups, markdowns or commissions and do not necessarily represent actual transactions.

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

Item 6

MANAGEMENTS DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

All of the Company s operations in Fiscal 2000 were conducted through its Israeli subsidiary, Microkim and until March 27, 2000 through RadioTel, which was 51% owned by the Company until that date. After such date, the equity method of accounting has been accounted for. Microkim maintains its financial records in United States Dollars. Transactions and balances originally denominated in dollars are presented at their original amounts. Transactions and balances in currencies other than the dollar are remeasured into dollars in accordance with the principles set forth in Statement No. 52 of the Financial Accounting Standards Board.

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

In computing taxable income, the Company s Israeli subsidiary is entitled under Israeli income tax rules to certain deductions designed to avoid taxation of inflationary gains measured in Israeli currency. If these laws or governmental programs were modified or terminated as they apply to the Company, there could be an adverse effect on the results of operations of the Company.

Financial Condition:

The Company s operations in Fiscal 2000 have been financed principally by revenues from operations, proceeds from shareholder s loans in the subsidiary and research and development grants.

The total amount of all guarantees from banks as of September 30, 2000 were approximately $ 64,000 and are secured by liens on certain of Microkim s property and equipment, share capital and insurance rights, and by a secured interest in all of Microkim s assets. This amount includes performance guarantees pursuant to contracts with customers.

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

Due to the weakness of the defense market, the Company intends to place emphasis on increasing its commercial line of products and commercial market base. It is the policy of the Company to accept only those orders which are worthwhile economically, and the Company has also tended to accept mainly larger orders for a limited number of projects, the most important of which tend to be with strategic partners as with the projects with Comptek (formerly ASDI).A significant portion of the future revenues of the Company will be dependent on the success of these projects.

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

Research and Development expenses net of government subsidies were approximately $785,000 or 30% of sales in Fiscal 2000 compared with approximately $1,674,000 or 76% of sales in Fiscal 1999.The decrease resulted from participation of one of Radiotel s customers in the research and development expenses for the period ending March 27, 2000 in the amount of approximately $ 305,000.

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

On March 27, 2000 as a result of Radiotel s deconsolidation, the Company accounted for the investment in Radio Tel under the equity method. Although the Company has not guaranteed Radio Tel obligations or otherwise committed to provide further financial support to Radio Tel, the investment was carried over to the balance sheet as a negative investment, and recorded as losses of an affiliated company in excess of investment in the amount of $4,001,000.

Due to the above, in Fiscal 2000, the Company reported a net loss of approximately $1,317,000 or $0.21 per common share and in Fiscal 1999, the Company reported a net loss of $2,058,000 or $0.33 per share.

Moreover , although the Company holds less than 100% of the voting stock in Radio Tel, it owns all its common stock. The accompanying financial statements have been restated to recognize the Company s equity in the losses of Radio Tel, based upon its holding of all Radio Tel s common stock.

The change by this restatement on the statement of operation as was reported on the form 10 KSB for the year ended September 30, 1999 was to increase the net loss of the Company on approximately $1,130,000.

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

Each of the Company s Directors has been elected to serve until the next annual meeting of the Shareholders. The Companys executive officers are appointed annually by the Companys Directors. The Secretary is a non-executive position. Each of the Companys Directors and Officers continues to serve until his successor has been duly elected and qualified. The outside directors are entitled to receive $6,000 per year from the Company. The directors of Microkim are Ron Levy and Tzvi Segal. To the Companys knowledge, there was no delinquent Section 16(a) filers for transactions in the Companys securities during fiscal year ended September 30, 2000.

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

Mr. Levy receives his salary from RadioTel Ltd. He also received options to purchase 803,120 of RadioTel s common stock, a subsidiary of the Company, 487,500 options exercisable for a nominal amount and 315,620 exercisable for $1.1 per share. The option vests to the extent of one-half at the end of two years from the date of commencement of employment and the remainder at the rate of two percent per month commencing on the 25th month from the date of employment.

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

Stock Option Plan

In December 2000, the Company s Board of Directors adopted, and its Shareholders approved, the 2000 Stock Option Plan (the Plan), which provides for the grant of incentive and/or non-qualified stock options to purchase up to 900,000 shares of Common Stock to any officer, director, consultant or employee when the Board, in its sole discretion, determines that a grant of options to such person would be in the best interests of the Company. Incentive stock options granted under the Plan shall be pursuant to a written agreement for a term not exceeding ten (10) years (five (5) years for Shareholders owning more than ten percent (10%) of the Common Stock of the Company). The exercise price of the options shall be established by the Board at the time of grant of the option but cannot be less than one hundred percent (100%) of the fair market value at the time of grant of the option. If the recipient owns more than ten percent (10%) of the Common Stock of the Company, the exercise price must be at least one hundred and ten percent (110%) of the fair market value of the underlying Common Stock at the time of grant. The aggregate fair market value (determined as of the date of grant) of the shares of Common Stock with respect to which incentive stock options are exercisable for the first time by an employee during any calendar year may not exceed $100,000. The Board of Directors determines other terms and conditions of options granted under the Plan, which expires December 2010. The number of shares subject to outstanding options will be appropriately adjusted upon the happening of any stock split, stock dividend, recapitalization, combination, subdivision, issuance of rights or other similar corporate change. Two thousand of the options previously granted under the 1990 Stock Option Plan has been exercised in fiscal 1999.

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

Filed with Form 10-KSB for year ended September 30, 1997

Filed with Form 10-KSB for year ended September 30,1998

MICEL CORP. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2000

U.S. DOLLARS IN THOUSANDS

INDEX

Page

Report of Independent Auditors	F-2

Consolidated Balance Sheet	F-3 - F-4

Consolidated Statements of Operations	F-5

Statements of Changes in Shareholders' Equity (Deficiency)	F-6

Consolidated Statements of Cash Flows	F-7

Notes to Consolidated Financial Statements	F-8 - F-25

Signatures	F-26

- - - - - - - -

ERNST & YOUNG

REPORT OF INDEPENDENT AUDITORS

To the Shareholders of

MICEL CORP. AND SUBSIDIARY

We have audited the accompanying consolidated balance sheet of Micel Corp. ("the Company") and its subsidiary as of September 30, 2000, and the related consolidated statements of operations, changes in shareholders' equity (deficiency) and cash flows for each of the two years in the period ended September 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of a certain affiliate, the investment in which on the equity basis of accounting totaled $ 217 thousand as of September 30, 2000, and the Company's share in the net income of which totaled $ 168 thousand and $ 53 thousand for each of the two years in the period ended September 30, 2000, respectively. These financial statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to data included for this affiliate, is based solely on the reports of the other auditors.

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

Tel-Aviv, Israel	KOST FORER & GABBAY
January 12, 2001	A Member of Ernst & Young International

MICEL CORP. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
U.S. dollars in thousands

September 30,
2000
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$ 466
Trade receivables	415
Other accounts receivable and prepaid expenses	44
Inventories (Note 3)	676

Total current assets	1,601

INVESTMENTS IN AN AFFILIATED COMPANY (Note 4b)	217

SEVERANCE PAY FUND	156

PROPERTY AND EQUIPMENT, NET (Note 5)	298

Total assets	$ 2,272

The accompanying notes are an integral part of the consolidated financial statements.

MICEL CORP. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET

U.S. dollars in thousands (except share data)
September 30,
2000

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Trade payables	$ 327
Other accounts payable and accrued expenses	197

Total current liabilities	524

ACCRUED SEVERANCE PAY	217

LOSSES OF AN AFFILIATED COMPANY IN EXCESS OF INVESTMENT (Note 4a)	4,001

COMMITMENTS AND CONTINGENT LIABILITIES (Note 8)

SHAREHOLDERS' DEFICIENCY (Note 9):
Common stock, $ 0.01 par value - 25,000,000 shares authorized; 6,289,880 shares issued and outstanding	63
Additional paid-in capital	8,457
Accumulated deficit	(10,990)

Total shareholders' deficiency	(2,470)

$ 2,272

The accompanying notes are an integral part of the consolidated financial statements.

MICEL CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
U.S. dollars in thousands (except share and per share data)

	Year ended
	September 30,
	(* 1999	2000

Revenues	$ 2,202	$ 2,642
Cost of revenues	1,525	1,774

Gross profit	677	868

Research and development expenses, net (Note 10e)	1,674	785
Selling and marketing expenses, net	250	493
General and administrative expenses	902	777

Total operating expenses	2,826	2,055

Operating loss	(2,149)	(1,187)
Financial income (expenses), net (Note 10f)	38	(298)

Loss before earnings from an affiliated company (Note 7d)	(2,111)	(1,485)
Equity in earnings of an affiliated company	53	168

Net loss	$ (2,058)	$ (1,317)

Basic and diluted net loss per share	$ (0.33)	$ (0.21)

Weighted average number of shares used in computing basic and diluted net loss per share	6,286,298	6,288,380

*) Restated (see Note 1b).

The accompanying notes are an integral part of the consolidated financial statements.

MICEL CORP. AND SUBSIDIARY
STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIENCY)
U.S. dollars in thousands (except share data)

							Total
	Common stock		Additional	Receipts			shareholders
	Number of		paid-in	on account	Deferred stock	Accumulated	equity
	shares	Amount	capital	of shares	compensation	deficit	(deficiency)

Balance as of October 1, 1999	5,900,380	$ 59	$ 7,606	$ 400	$ (317)	$ (* (7,615)	$ 133
Receipts on account of shares	-	-	-	375	-	-	375
Compensation from issuance of warrants to consultants	-	-	140	-	-	-	140
Deferred stock compensation	-	-	33	-	(33)	-	-
Amortization of deferred stock compensation	-	-	-	-	121	-	121
Net loss	-	-	-	-	-	(* (2,058))	(2,058)

Balance as of September 30, 1999	5,900,380	59	7,779	775	(229)	(* (9,673)	(1,289)
Issuance of share capital, net	387,500	4	771	(775)	-	-	-
Exercise of options	2,000	**) -	1	-	-	-	1
Compensation from issuance of warrants to consultants	-	-	54	-	-	-	54
Amortization of deferred stock compensation	-	-	-	-	81	-	81
Adjustment of deferred stock compensation in a former subsidiary in respect of deconsolidation	-	-	(148)	-	148	-	-
Net loss	-	-	-	-	-	(1,317)	(1,317)

Balance as of September 30, 2000	6,289,880	$ 63	$ 8,457	$ -	$ -	$ (10,990)	$ (2,470)

*) Restated ( see Note 1b).

**) Represents an amount of less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

MICEL CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars in thousands
	Year ended
	September 30,
	(* 1999	2000
Cash flows from operating activities:
Net loss	$ (2,058)	$ (1,317)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	188	162
Equity in earnings of an affiliated company	(53)	(168)
Compensation from issuance of warrants to consultants	140	54
Amortization of deferred stock compensation	121	81
Compensation due to issuance of stock in subsidiary	-	212
Decrease (increase) in trade receivables	260	(36)
Decrease (increase) in other accounts receivable and prepaid expenses	(422)	70
Decrease (increase) in inventories	(167)	157
Increase (decrease) in trade payables	(236)	50
Increase (decrease) in other accounts payable and accrued expenses	659	(74)
Increase in accrued severance pay, net	10	5
Other	-	(3)

Net cash used in operating activities	(1,558)	(807)

Cash flows from investing activities:
Purchase of property and equipment	(319)	(392)
Proceeds from sale of property and equipment	-	3
Proceeds from loan to an affiliated company	80	70

Net cash used in investing activities	(239)	(319)

Cash flows from financing activities:
Repayment of long-term debt	(16)	(7)
Proceeds from long-term debt in a former subsidiary	-	1,150
Short-term bank credit, net	(202)	63
Proceeds from exercise of options	-	1
Receipts on account of shares	375	-
Issuance of subsidiary's shares to a third party	571	-
Receipts on account of preferred shares holders in a former subsidiary	-	25

Net cash provided by financing activities	728	1,232

Increase (decrease) in cash and cash equivalents	(1,069)	106
Cash and cash equivalents at the beginning of the year	1,429	360

Cash and cash equivalents at the end of the year	$ 360	$ 466

Supplemental disclosure of cash flow activities:
Cash paid during the year for interest	$ 23	$ 24
Supplemental disclosure of non-cash financing activities:
Issuance of share capital, net, in respect of receipts on account of shares	$ -	$ 775

*) Restated (see Note 1b).

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

Micel s subsidiary and affiliates:

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

Prior to March 27, 2000, Micel held 51.5% of the voting interest in RadioTel. On March 27, 2000, RadioTel converted a loan in the amount of $ 1,200 into 419,860 Class B Preferred shares and completed a private placement of 3,072,990 class C Preferred shares to third parties and existing shareholders for net proceeds of aproximately $ 10,185, at which time, Micel s ownership decreased to 33.7%, and RadioTel, which had previously been fully consolidated, was accounted for under the equity method. The consolidated statements of operations include details of operations of Radio Tel for the six months period ended March 31, 2000.

Although the Company holds less than 100% of the voting stock in RadioTel, it ownes all the common stock in RadioTel. The accompanying financial statements have been restated to recognize the Company equity in the entire losses of RadioTel, based on its holding in of all RadioTels common stock.

c. Micel Wireless Corp. (Micel Wireless):

Micel Wireless, a U.S. corporation located in Florida, is an international telecommunications company engaged in the sourcing, marketing and sales of wireless telephone terminals and other related products. Micel Wireless currently represents certain manufacturing companies and telecom agencies as a purchasing agent and sales representative.

Micel Wireless is 50% held by the Parent and 50% held by Export Business & Services, Inc. ("EBS"). The investment in Micel Wireless is accounted for under the equity method.

d. Major customers data:

The revenues as for the years 1999 and 2000 derived from a limited number of customers out of which three major customers at 1999 and four major customers at 2000 represented 79 % of the total revenues (see Note 10c).

e. Major supplier data:

The Company depends on a limited number of components suppliers. The Company s major supplier provides approximately 30% of the components. If any of these suppliers becomes unable or unwilling to continue to supply the components, the Company believes that it would not have a severe adverse effect on the Companys cash position and results of operations since the Company believe it could obtain components from other suppliers.

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

c. Financial statements in US dollars:

The functional currency of the Company and its subsidiary is the U.S dollar, as the U.S. dollar is the primary currency of the economic environment in which the Company and its subsidiary have operated and expect to continue to operate in the foreseeable future. The majority of Microkim's and Radiotels operations are currently conducted in Israel and most of the Israeli expenses are currently paid in New Israeli Shekels ("NIS"); however, most of the expenses are denominated and determined in U.S dollars. Most of Microkim's and Radiotel s sales and financing activities including loans, equity transactions and cash investments, are made in U.S. dollars. In addition, all of Micel s costs are incurred in dollars.

Company s management believes that the dollar is the primary currency in the economic environment in which it operates, therefore the dollar is its functional and reporting currency and, accordingly, monetary accounts maintained in currencies other than the dollar (principally cash and liabilities) are remeasured using the foreign exchange rate at the balance sheet date. Operational accounts and non-monetary balance sheet accounts are measured and recorded at the rate in effect at the date of the transaction. The effects of foreign currency remeasurement are reported in the statement of operations as financial income, or expenses, as appropriate.

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

f. Investment in affiliates:

The investment in companies, over which the Company can exercise significant influence (generally, entities in which the Company holds 20% to 50% of ownership or voting rights), are presented using the equity method of accounting. The Company generally discontinues applying the equity method when its investment (including advances and loans) is reduced to zero and it has not guaranteed obligations of the affiliate of otherwise committed to provide further financial support to the affiliate. Where the Company s share of an affiliate s losses is greater than the investment in such affiliate and in which the Company has guaranteed obligations of the affiliate, the excess amount is presented as a liability.

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

The Company and its subsidiary periodically assess the recoverability of the carrying amount of property and equipment and provide for any possible impairment loss based upon the difference between the carrying amount and fair value of such assets, In accordance with SFAS-121 Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of . As of September 30, 2000, no impairment losses have been identified.

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

j. Warranty costs:

The provision for product warranties is recorded for probable costs, in connection with warranties based on the Company s experience and of the Company's management and engineering estimates.

The Company generally provides a warranty for parts and labor for one year from delivery of the product, although in some cases a longer warranty period may be given.

k. Research and development costs:

Research and development costs are charged to expenses as incurred.

Grant received from third parties for research and development activities are recorded as reduction of expense over the term of the agreement as the related activities are conducted.

l. Royalty-bearing grants:

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

m. Non-royalty bearing grants:

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

n. Basic and diluted net loss per share:

Basic net income (loss) per share is computed based on the weighted average number of Common Shares outstanding during each year. Diluted net income per share is computed based on the weighted average number of Common Shares outstanding each year, plus dilutive potential Common Shares considered outstanding during the year, in accordance with FASB Statement No. 128 Earnings per Share.

All outstanding stock options, and warrants have been excluded from the calculation of the diluted net loss per Common share because all of such securities are anti-dilutive for all periods represented. The total numbers of shares related to the outstanding options and warrants excluded from the calculations of diluted net loss per share were 847,120 and 738,500 for the years ended September 30, 1999 and 2000, respectively.

o. Concentration of credit risks:

Financial instruments that potentially subject the Company to concentrations of credit risks consist principally of cash and cash equivalents and trade receivables.

The Company s cash and cash equivalents are invested in deposits with major U.S and Israeli banks. Such deposits in the United States may be in excess of insured limits and are not insured in other jurisdictions. Management believes that the financial institutions that hold the Companys investments are financially sound and, accordingly, minimal credit risks exist with respect to these investments.

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

The Company applies SFAS 123 Accounting for Stock based Compensation and EITF 96-18 Accounting for Equity Instruments that are issued to other than Employees for Acquiring or in conjunction with selling Goods or Service with respect to options issued to non-employees. SFAS 123 requires the use of an option valuation model to measure the fair value of the options at the grant date.

The pro-forma disclosures required by FASB 123, are provided in Note 9a.

r Accounting for convertible securities with beneficial conversion features:

The Company applies EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, with respect to conversion of the shareholders loan into the affiliate shares.

s. Severance pay:

The Company s liability for severance pay is calculated pursuant to Israeli severance pay law based on the most recent salary of the employees multiplied by the number of years of employment, as of the balance sheet date. Employees are entitled to one month s salary for each year of employment or a portion thereof. The Companys liability for all of its employees, is fully provided by monthly deposits with insurance policies and by an accrual.

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

t. Future adoption of new accounting standard:

In June 1998, the Financial Accounting Standards Board issued statement No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133) as amended which is required to be adopted in years beginning after June 15, 2000. Because of the Company s minimal use of derivatives, management does not anticipate that the adoption of the new statement will have a significant effect on earnings or the financial position of the Company. Given the complexity of the new statement and that the impact hinges on market values at the date of adoption it is extremely difficult to estimate the impact of adoption unless adoption is imminent.

u. Reclassification:

Certain prior year amounts have been reclassified in conformity with current year s financial statements presentation.

NOTE 3: - INVENTORIES

Inventories consist of the following:

September 30,
2000

Raw materials	$ 385
In process inventories	*) 291

$ 676

*) In process inventories include labor and overhead costs of approximately $ 79.

NOTE 4: - INVESTMENTS IN AFFILIATED COMPANIES

The Company applies the equity method of accounting to its investments in Micel Wireless and Radiotel.

a. Investment in Radiotel:

September 30,
2000

Losses of a consolidated subsidiary in excess of investment as of September 30, 1999	$ (** (2,509)
Investment in Preferred class B shares	50
Equity in losses through March 27, 2000	(1,542)

$ (4,001)

As of March 27, 2000, before Radio Tel was deconsolidated, the Company had a negative investment in it. After March 27, 2000 the Company accounted for this investment under the equity method. Although the Company has not guaranteed the investee obligations or otherwise committed to provide further financial support to the investee, the investment was carried over to the balance sheet as a liability and recorded as losses of an affiliated company in excess of investment .

(*) Restated (see Note 1b).

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

As for charges see Note 8c.

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

b. Foreign (Israel - Microkim):

1. Measurement of taxable income under the Income Tax (Inflationary Adjustments) Law, 1985:

Under this law, taxable income is measured in real terms, in accordance with the changes in the Israeli CPI. The Company s Israeli subsidiary elected to measure its results on the basis of changes in the Israeli CPI. The difference between the annual change in the Israeli CPI and in the NIS/dollar exchange rate causes a further difference between taxable income and the income before taxes shown in the financial statements. In accordance with paragraph 9(f) of SFAS No. 109, the Company has not provided deferred income taxes on the difference between the reporting currency and the tax bases of assets and liabilities.

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

3. Tax benefits under the Israeli Law for the Encouragement of Industry (Taxation), 1969:

The Company is an industrial company under the Law for the Encouragement of Industry (Taxation), 1969 and, therefore, is entitled to certain tax benefits, including accelerated rates of depreciation and deduction of public offering expenses in three equal annual installments. The Company has not yet utilized this tax benefit.

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

*) Reclassified.

NOTE 8: - COMMITMENTS AND CONTINGENCIES

a. Lease commitment:

In 1998, Microkim entered into an operating lease agreement, for the Company's offices, which expires in December 2002 and the Company s warehouse, which expires in July 2003. The rental payments through the lease expiration date (which are linked to the CPI) equals approximately $ 9 per month. Rent expenses for the years ended September 30, 1999 and 2000 were approximately $ 110 and $ 91, respectively.

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

a. Stock option plan:

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

Under FAS 123, pro forma information regarding net income and earnings per share is required (for grants issued after December 1995), and has been determined as if the Company had accounted for its employee stock option under the fair value method of the statement. The fair value for Micel s options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1999 and 2000: risk-free interest rates of 6% and 5.75% dividend yields of 0% for both periods, volatility factors of the expected market price of the Company's Common Shares of 1.28 and 0.01 and a weighted-average expected life of the options of five years and four years, respectively.

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

Pro forma information under SFAS No. 123 is as follows:

Year ended September 30,
	(* 1999	2000

Net loss as reported	$ (2,058)	$ (1,317)

Pro forma net loss	$ (2,136)	$ (1,438)

Pro forma basic and diluted net loss per share	$ (0.34)	$ (0.23)

*) Restated. (see Note 1b)

b. Warrants:

1. From January 1993 through August 1998, the Company issued warrants to consultants to purchase 291,620 shares of Commn Stock at the range of $ 0.6 to $ 2 per share.

During 2000, 106,620 warrants that the Company granted to Quest Enterprises Inc., a related party, expired.

2. In December 1998, the Company issued options to consultants to purchase 220,000 shares of Common stock at $ 2.00 per share to be vested over a period of five years not later then December 31, 2007. The Company account for this issuance as a variable plan in accordance with EITF 96-18 and FAS 123. Together with the previous issuance, the number of warrants issued to consultants is 511,620.

The Company recorded expenses in accordance with FASB 123 and EITF 96-18, in the amount of $ 140 and $ 54 for the years ended September 30, 1999 and 2000, respectively.

The fair value for each warrant was estimated at each measurement date using a Black-Scholes options pricing model with the following weighted average assumptions for 1999 and 2000: risk free interest rates of 6% and 5.75%, dividend yields of 0% for both periods. Volatility factors of the expected market price of the Company's common shares of 1.28 and 0.01 and a weighted average expected life of the options of five years and four years, respectively.

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

The following data present the revenues, expenditures and other operating data of the Company's operating segments.

	Year ended September 30,
	1999	2000

Revenues:
Radio frequency equipment	$ 2,202	$ 2,642

Operating loss:
Wireless network development (*)	$ 2,142	$ 1,383
Radio frequency equipment	(277)	(250)
Other unallocated loss	22	54
Adjustments to compensation expense in consolidation	262	-

	$ 2,149	$ 1,187

Loss before earnings from affiliated company :
Wireless network development (*)	$ 2,099	$ 1,647
Radio frequency equipment	(252)	(216)
Other unallocated loss	2	54
Adjustments to compensation expense in consolidation	262	-

	$ 2,111	$ 1,485

(*) The wireless network development data is in respect to the period between September 30, 1999 and March 31, 2000, which is the date that Radiotel Ltd. ceased being consolidated.

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

(*) Reclassified.

c. Major customers data; percentage of total revenues:

	Year ended September 30,
	1999	2000

Customer A	32%	24%

Customer B	-	26%

Customer C	24%	11%

Customer D	23%	18%

d. Sales by classes of products:

	Year ended September 30,
	1999	2000

Radar signal simulator	$ 837	$ 797
Frequency sources	1,211	1,565
Support components	-	96
Other	154	184

	$ 2,202	$ 2,642

e. Research and development, net:

	Year ended September 30,
	1999	2000
Total cost	$ 2,422	$ 1,929
Less - grants and participation	748	1,144

	$ 1,674	$ 785

f. Financial income (expenses), net:

	Year ended September 30,
	(**) 1999	2000

Financial income:
Interest and other	$ 96	$ 4
Foreign currency translation adjustments	16
	112	4
Financial expenses:
Compensation due to conversion of shareholders' in an affiliated loan (*)	-	(212)
Interest and other	(46)	(49)
Foreign currency translation adjustments	(28)	(41)
	(74)	(302)

	$ 38	$ (298)

(*) On March 27, 2000, the shareholders of RadioTel converted a loan in the amount of
$ 1,200 into 419,860 Class B Preferred shares of NIS 0.01 par value each, at a price per share of $ 2.858, which represents a discount of 15%. As a result of the conversion of the shareholders' loan, the Company recorded $ 212 as financial expenses, in accordance with EITF 98-5.

(**) Reclassified.

NOTE 11:- RELATED PARTY TRANSACTIONS

On December 30, 1998, the Company contracted the services of Crossways Consulting Group Inc. ("CCG"), a marketing specialist, for a period of four years beginning January 1, 1999. CCG is 100% owned by one of the Company's shareholders (see also Note 8d).

NOTE 12:- SUBSEQUENT EVENTS

a. On November 24, 2000, 45,500 employee options to purchase Common shares of the Company of $ 0.01 par value each and 5,000 options to consultants to purchase Common shares of the Company of $ 0.01 par value each, expired.

b. On November 8, 2000, 61,437 warrants that the company granted to Quest Enterprises Inc. a related party, expired.

c. On December 12, 2000, the Company's Board of Directors adopted a new stock options plan ("2000 stock option plan"). Under the plan, the Company reserved options to purchase an aggregate of 900,000 Common shares of $ 0.01 par value each to the Company's employees, directors, independent contractors and consultants. The exercise price of the options shall not be less than 100% of the fair market value at the date of grant.

- - - - - - - - - - - - -

F:\LANIR\3146\M\00\E9.doc

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: January 12, 2001

MICEL CORP.

By:	s/Ron Levy
Ron Levy, President

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and dates indicated.

SIGNATURE	DATE	TITLE

s/Ron Levy	January	Director, President and Chief Executive
Ron Levy		and Financial Officer

s/Heather Sabatier	January	Director
Heather Sabatier

s/Barry Braunstein	January	Director
Barry Braunstein

s/Barry Septimus	January	Director
Barry Septimus

F:\LANIR\3146\M\00\E9.doc