Form 10QSB
period 2000-12-31
MICEL CORP
filed 2001-02-20
CIK 874788

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Quarterly Report Under to Section 13 or 15(d)

Of the Securities Exchange Act of 1934

For Quarter Ended: December 31,2000

Commission File Number: 1-11020

Micel Corp.

(Exact name of Small Business Issuer as specified in its charter)

NEW YORK 11-2882297

(State of other jurisdiction (I.R.S. Employer

of incorporation) Identification No.)

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

Common Stock, Par Value $.01 6,289,880

(Title of each Class) (Outstanding at December 31, 2000)

MICEL CORP. AND SUBSIDIARY CONSOLIDATED REPORT

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

PAGE
ITEM 1. Consolidated Financial Statements: Condensed consolidated balance sheets as of December 31, 2000 (Unaudited) and September 30, 2000 (Audited).	3-4

Condensed Consolidated Statements of operations for the three months ended of December 31, 2000 and 1999	5
(Unaudited).
Condensed Consolidated Statements of Cash Flows for the three months ended of December 31, 2000 and 1999	6-7
(Unaudited).
Condensed Consolidated Statements of Changes in Shareholders Deficiency.	8

Notes to condensed Consolidated Financial Statements	9

Item 2. Managements Discussion and Analysis of Financial Conditions and Results of Operations.	10-11

PART II OTHER INFORMATION	12

Signatures	13

MICEL CORP. AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

MICEL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2000 (UNAUDITED)	September 30, 2000 (AUDITED)
ASSETS	In Thousands	In Thousands

CURRENT ASSETS
Cash and cash equivalents	$444	$466
Trade receivables	414	415
Other accounts receivables	37	44
Inventories	651	676
	----------	----------
Total current assets	1,546	1,601
	----------	---------
INVESTMENT IN AFFILIATED COMPANIES	250	217
SEVERACE PAY FUND	217	156
PROPERTY PLANT AND EQUIPMENT, NET	237	298
	----------	----------
Total assets	$2,250	$2,272

LIABILITIES AND SHAREHOLDERS DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	433	524
Advances from customers	19	-
	----------	----------
Total current liabilities	452	524
	----------	----------
ACCRUED SEVERANCE PAY	271	217

LOSSES OF AN AFFILIATED COMPANY IN EXCESS OF INVESTMENT	4,001	4,001
	----------	----------
Total liabilities	4,724	4,742
	----------	----------

SHAREHOLDERS DEFICIENCY:
Common stock	63	63
Additional paid-in capital	8,462	8457
Accumulated deficit	(10,999)	(10,990)
	----------	----------
Total shareholders deficiency	(2,474)	(2,470)
	----------	----------
Total liabilities and shareholders deficiency	$2,250	$2,272
	======	======

MICEL CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	U.S dollars in thousands (other than loss per share)
	three month ended December 31

	2000 (Unaudited)	1999 (Unaudited)
	----------	----------
Sales	485	1,038
Cost of sales	301	537
	----------	----------
Gross profit	184	501
	----------	----------
Research and development expenses, net.	103	519
Sales & Marketing expenses	37	204
General and administrative expenses	81	359
	----------	----------
Total operating expenses	221	1,082
-	----------	----------
Operating loss	37	581
Financial expenses and other	5	59
	----------	----------
Loss before income from affiliate company and minority interest	41	640
Income from affiliate company	33	97
Minority interest in losses of subsidiary	-	385
	----------	----------
Net loss	$ 9	$ 158
	======	======
Basic and diluted net loss per share	$0.001	$0.03
	======	======
Weighted average number of shares used in computing basic and diluted net loss per share	6,292,547	5,900,380
	======	======

MICEL CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	U.S dollars in thousands
	three month ended in December 31
	--------------------------------------
	2000 (Unaudited)	1999 (Unaudited)
	--------------------	--------------------
Cash Flows From Operating Activities:
Net loss	(9)	(158)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	12	43
Gain on sale of equipment	-	(3)
Equity in gain of affiliated company	(33)	(97)
Amortization of deferred compensation issuance of stock options to employees.		40
Minority interest in losses of subsidiary	-	(385)
Compensation from issuance of options to consultants	-	38
Change in operating assets and liabilities:
Increase in accounts receivable	7	(207)
Decrease in inventories	25	171
Increase in accounts payable and accrued liabilities	(89)	(77)
Increase (decrease) in advances from customers	17	(17)
Increase (decrease) in accrued severance pay	(7)	6
	----------	----------
Net cash used in operating activities	(77)	(646)
	----------	----------
Cash flows From investing activities:
Purchase of property and equipment	(3)	(181)
Proceed from sale of equipment	-	3
Proceed from note receivable	-	70
Government participation in the purchase of property and equipment	53	-
	----------	----------
Net cash provide by (used in) investing activities	50	(108)

Cash flows from financing activities:

Proceeds from shareholders loan in subsidiary	-	1,157
Net changes in short-term bank overdraft facilities	-	186
Exercise of stock option	5	-
Receipt on account of subsidiary shares to minority	-	25
	----------	----------
Net cash provided by financing activities	5	1368
Increase (decrease) in cash and cash equivalents	(22)	614
Cash and cash equivalents at the beginning of period	466	360
	----------	----------
Cash and cash equivalents at the end of period	$444	$974
	======	======

MICEL CORPORATION AND SUBSIDIARY CONSOLIATED STATEMENT OF CHANGE IN SHERHOLDERS DEFICIENCY FOR THE THREE MONTHS ENDED IN DECEMBER 31, 2000

Common stock
No. of shares	Value
	----------	-------	----------	----------	-------
Balance, September 30, 2000	6,289,880	$63	$8,457	$ (10,990)	$(2,470)

Exercise of stock options	8,000	-	5	-	5

Loss for the period	-	-	-	(9)	(9)
	----------	------	----------	----------	------
Balance,Dec31, 2000	6,297,880	$63	$8,462	$ (10,999)	$ (2,474)
	======	===	======	======	===

MICEL CORP. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS (UNAUDITED)

1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet at December 31, 2000, the consolidated statements of operations loss for the three months ended December 31, 2000 and 1999, and the consolidated statements of cash flows for the three months ended December 31, 2000 and 1999, have been prepared by the Company, and are unaudited.

Reference should be made to the notes to the Company's September 30,2000 audited consolidated financial statements for additional details of the company's consolidated financial condition, results of operations and cash flows. The details in those notes have not changed except as a result of normal transactions in the interim. All adjustments (of normal recurring nature), which are, in the opinion of management, necessary to a fair presentation of the results of the interim period have been included.

Micel's Subsidiaries:

a. Microkim

Founded in 1972, by M/A Com, Microkim is dedicated to providing advanced products for a broad range of military and commercial applications. The company is a leading supplier of portable field testers and simulators, RF and microwave systems, sub-systems and components for application in Communication, Electronic warfare, Radar, Test Equipment and Simulators/Testers.

Microkim is 100% held by the parent.

b. RadioTel

RadioTel Ltd. Located in Israel, 33.7% of which is owned by the Company, was established to develop a managed wireless Synchronous Digital Hierarchy (SDH) transmission network. Through the use of novel techniques and state of the art technologies, RadioTel hopes to extend wideband wireline/fiber services into the wireless domain. These wireless networks are used to extend the existing and future infrastructure while at the same time supplying full transparency of all protocols (such as ATM (Asynchronous Transfer Mode), IP (Internet Protocol), and (SDH) with the same reliability and uninterrupted service of wireline services.

During 1997-1998, Clal Venture Capital Fund Limited Partnership (Clal), H.B. Radio Investment Limited Partnership (HB), ComSor Investment Fund LDC(Comsor) and other investors led by ComSor purchased 3,150,000 Series A Preferred Shares of RadioTel, at a purchase price of $1 per share for a total investment of $3,150,000. In consideration for the line of credit granted by Bank Hapoalim on September 1999, RadioTel granted to Bank Hapoalim warrants to purchase 87,470 ordinary shares of adioTel at $2.858 per share. In November and December 1999, RadioTel borrowed from its existing shareholders $1,200,000 (the loan), and in return granted to those shareholders warrants to purchase 209,920 Ordinary shares at a price of $2.858 per share. On March 27, 2000, the Loan was converted into 419,860 Series B preferred shares. In addition Lior Bergman purchased 7,430 series C Preferred shares in consideration of an investment of $25,000. Lior Bergman was also granted options to purchase 22,300 series C Preferred shares at $2.858 per share. On March 27, 2000, several investors, including Formula Ventures, Clal Electronics Industries Ltd., Yozma Capital Fund, ECI Telecom Ltd. and others, perchased from RadioTel 3,072,990 series C Preferred shares for a net proceeds of $10,185,000. In addition, ECI Ltd., Clal Electronics Industries Ltd. and Formula Ventures were granted options to purchase 178,440 Ordinary shares at per value. On October 2000, Chanoch Mails purchased from the company 29,740 series C Preferred shares for a total investment of $104,142. In addition, 2,864,560 shares were reserved to be issued to employees and consultants of RadioTel. These shares represent 21.45% of the total shares outstanding. Tuvia Barak, a consultant, and Rony Levy, president, each received options to purchase 803,120 shares representing, im the aggregate, 12% of RdioTel outstanding shares on fully diluted basis. As a result of the aforementioned, the company now owns 25.28% of RadioTel outstanding share capital on a fully diluted basis.

The Company held 51.5% of RadioTel until March 2000. On March

27, 2000 RadioTel completed a private placement of preferred shares as discussed above, to third parties and existing shareholders and Micel s ownership was reduced below 50 percent. Consequently, while RadioTel had been fully consolidated until March 27, 2000, it has been accounted for under the equity method of accounting since March 27,2000.

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

Micel Wireless is jointly held by the parent and by Export Business &Services Inc. ("EBS").

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

GENERAL

The Company's operations are conducted through its wholly owned Israeli subsidiary, Microkim Ltd. A substantial portion of sales and purchases of materials are in, or linked to the United States dollar. Most of other expenses are linked to the Israeli Shekel. Transactions and balances originally denominated in dollars are presented at their original amounts.

Transactions and balances denominated in U.S. dollars are presented in their original amounts. Non-dollar transactions and balances have been remeasured to U.S. dollars accordance with statement No. 52 of the Financial Accounting Standards Board ("FASB"). All transactions gains and losses from remeasurement of monetary balance sheet items denominated in non-dollar currencies are reflected in the statements of operations as financial income or expenses, as appropriate.

FINANCIAL CONDITION:

The company's operations in the three months of the fiscal year ending on September 30, 2001 ('Fiscal 2001') have been financed principally from revenues from sales and from research and development grants.

The Company has $49,692 performance guarantees pursuant to contracts with customers. It is secured by liens on certain of Microkim's property and equipment, share capital and insurance rights, and by a secured interest in all of Microkim's assets.

In the three months ended December 31, 2000 net cash and cash equivalents decreased by $22,000 as a result of $77,000 used in operating activities offset by $50,000 provided by investing activities and $5,000 from exercise of stock option.

RESULTS OF OPERATIONS

Three months ended December 31, 2000 compared to the three months ended December 30, 1999.

Sales in the three months ended December 31, 2000 were $484,629 as compared with $1,038,151 in the three months ended December 31, 1999. The decrease in sales compared to the sales in the three months ended December 31,1999 resulted from the completion of a certain products that were delivered in the three months ended December 31,1999. Sales in the three months ended December31, 2000 included $484,629 sales by Microkim and no revenues recognized by RadioTel. Sales in the three months ended December 31,1999 included $872,120 and $217,750 revenues recognized by Microkim and RadioTel, respectively.

Cost of sales in the three months ended December 31, 2000 was 62% of sales or $301,133 as compared with 52% or $536,771 in the same period in 2000. The increase in cost of sales as a percentage of sales is mainly caused by the devaluation of the dollar. Most of the sales are linked to the dollar and the cost of sales is linked to the Israeli shekel. The increase in cost of sales was also due to the type of products that were delivered in the 2000 period which has a lower cost of sale than those delivered in the 2001 period. The cost of sales fluctuates for all the products.

Gross research and development expenses were $103,149 in the three months ended December 31,2000 and $519,142 in the same period in 2000.The decrease in the research and development expenses due to the fact that the research and development expenses of RdioTel were included in the consolidated statements for the three months ended December 31,1999 but not in the same period ended December 31,2000 since RadioTel has been accounted for under the equity method of accounting since March 27,2000. In the 2000 period the research and development expenses in Microkim were $72,816.

Sales expenses in the three months ended December 31, 2000 were $36,666 compared to $204,073 in the same period in 2000. The decrease was due to the change of the accounting method of RadioTel. In the 2000 period the sales expenses in Microkim were $43,352.

General and administrative expenses in the three months ended December 31,2000 were $81,045 compared to $358,861 in the same period in 2000. The period in 2000 includes RadioTels expenses. The expenses of Microkim in the same period in 2000 were $73,002.

Financial expenses in the three months ended December 31, 2000 were $4,953 compared with $59,417 in the same period in 2000. In the same period in 2000 the expenses of the Company Fix up offset the expenses of RadioTel were $22,141. The decrease was caused by the fact that the Company is not using short-term bank overdraft facilities.

Company's share in the income of its 50% held affiliate, Micel Wireless, for the first three months of fiscal year 2001, was $32,553 compared with the income of $96,436 in the first three months of fiscal 2000.

In the three months ended December 31, 2000, the Company reported a loss of $8,964. In the same period in 2000, the Company had a loss of $158,103. This decrease in the loss was due to losses of RadioTel that were included in the period in 2000.

The inventories at December 31, 2000, consisted of $404,952 raw materials and $246,487 work in process as compared to $384,882 raw materials and $290,300 work in process at September 30, 2000.

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

September 30, 2000.

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

MICEL CORP.

Registrant Date: February 20,2001 By: /s/ Ron Levy

-------------------------------

President and

Chief Executive and Financial Officer

</TEXT>
</DOCUMENT>
<DOCUMENT>
<TYPE>	EX-27
<TEXT>
<ARTICLE>	5

<PERIOD-TYPE>	3-MO
<FISCAL-YEAR-END>	SEP-30-2001
<PERIOD-END>	DECEMBER 31, 2000
<CASH>	443,828
<SECURITIES>	0
<RECEIVABLES>	450,260
<ALLOWANCES>	0
<INVENTORY>	651,439
<CURRENT-ASSETS>	1,545,527
<PP&E>	2,212,768
<DEPRECIATION>	1,976,163
<TOTAL-ASSETS>	2,249,649
<CURRENT-LIABILITIES>	450,740
<BONDS>	0
<PREFERRED-MANDATORY>	0
<PREFERRED>	0
<COMMON>	62,979
<OTHER-SE>	2,186,670
<TOTAL-LIABILITY-AND-EQUITY>	2,249,649
<SALES>	484,629
<TOTAL-REVENUES>	484,629
<CGS>	301,133
<TOTAL-COSTS>	301,133
<OTHER-EXPENSES>	220,860
<LOSS-PROVISION>	37,364
<INTEREST-EXPENSE>	4,953
<INCOME-PRETAX>	8,964
<INCOME-TAX>	0
<INCOME-CONTINUING>	8,964
<DISCONTINUED>	0
<EXTRAORDINARY>	0
<CHANGES>	0
<NET-INCOME>	8,964
<EPS-PRIMARY>	(0.001)
<EPS-DILUTED>	0

</DOCUMENT>
</SUBMISSION>