Form 10QSB
period 2001-03-31
MICEL CORP
filed 2001-05-16
CIK 874788

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Quarterly Report Under to Section 13 or 15(d)

Of the Securities Exchange Act of 1934

For Quarter Ended: March 31,2001

Commission File Number: 1-11020

Micel Corp.

(Exact name of Small Business Issuer as specified in its charter)

NEW YORK 11-2882297

(State of other jurisdiction (I.R.S. Employer

of incorporation) Identification No.)

393 West End Ave, NY N.Y. 10024

(Address of Principal executive offices) (Zip Code)

(212) 814-2503

(Registrants telephone number, including area code)

445 Central Ave, Cedarhurst N.Y.

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

Common Stock, Par Value $.01 6,289,880

(Title of each Class) (Outstanding at March 31,2001)

MICEL CORP. AND SUBSIDIARY CONSOLIDATED REPORT

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

PAGE
ITEM 1. Consolidated Financial Statements: Condensed consolidated balance sheets as of March 31, 2001(Unaudited) and September 30, 2000 (Audited).	3-4

Condensed Consolidated Statements of operations for the Six months ended of March 31, 2001 and 2000	5
(Unaudited).
Condensed Consolidated Statements of Cash Flows for the six months ended of March 31, 2001 and 2000	6-7
(Unaudited).
Condensed Consolidated Statements of Changes in Shareholders Deficiency.	8

Notes to condensed Consolidated Financial Statements	9

Item 2. Managements Discussion and Analysis of Financial Conditions and Results of Operations.	10-11

PART II OTHER INFORMATION	12

Signatures	13

MICEL CORP. AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

MICEL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

U.S dollars in thousands

	March 31, 2001 (UNAUDITED)	September 30, 2000 (AUDITED)
ASSETS	In Thousands	In Thousands

CURRENT ASSETS
Cash and cash equivalents	$340	$466
Trade receivables	277	415
Other accounts receivables and prepaid expenses	48	44
Inventories	756	676
	----------	----------
Total current assets	1,421	1,601
	----------	---------
INVESTMENT IN AFFILIATED COMPANY	262	217
SEVERACE PAY FUND	---------- 163	---------- 156
PROPERTY PLANT AND EQUIPMENT, NET	---------- 197	---------- 298
	----------	----------
Total assets	$2,043	$2,272

March 31, 2001 (UNAUDITED)	September 30, 2000 (AUDITED)
In Thousands	In Thousands

LIABILITIES AND SHAREHOLDERS DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$ 541	$524
Advances from customers	18	-
	----------	----------
Total current liabilities	559	524
	----------	----------
ACCRUED SEVERANCE PAY	215	217
	----------	----------
LOSSES OF AN AFFILIATED COMPANY IN EXCESS OF INVESTMENT	4,001	4,001
	----------	----------
Total liabilities	4,775	4,742
	----------	----------

SHAREHOLDERS DEFICIENCY:
Common stock	63	63
Additional paid-in capital	8,462	8,457
Accumulated deficit	(11,257)	(10,990)
	----------	----------
Total shareholders deficiency	(2,732)	(2,470)
	----------	----------
Total liabilities and shareholders deficiency	$2,043	$2,272
	======	======

MICEL CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

U.S dollars in thousands (other than loss per share)

Six months ended March 31
TT Three months ended March 31

	2001 (Unaudited)	2000 (Unaudited)	2001 (Unaudited)	2000 (Unaudited)
	----------	----------	----------	----------
Sales	$ 728	$1,736	$ 243	$ 698
Cost of sales	627	1,111	326	574
	----------	----------	----------	----------
Gross profit (loss)	101	625	(83)	124
	----------	----------	----------	----------
Research and development expenses, net.	175	904	72	385
Sales & Marketing expenses	80	402	43	198
General and administrative expenses	148	642	67	286
	----------	----------	----------	----------
Total operating expenses	403	1,948	182	869
-	----------	----------	----------	----------
Operating loss	302	1,323	265	745
Financial expenses and other	10	294	5	232
	----------	----------	----------	----------
Loss before income from affiliate company and minority interest	312	1,617	270	977
Income from affiliate company	45	140	12	43
Minority interest in losses of subsidiary	-	775	-	390
	----------	----------	----------	----------
Net loss	$267	$702	$258	$544
	======	======	======	======
Basic and diluted net loss per share	$0.04	$0.12	$0.04	$0.09
	======	======	======	======
Weighted average number of shares used in computing basic and diluted net loss per share	6,295,213	6,029,547	6,297,880	6,158,713
	======	======	======	======

MICEL CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	U.S dollars in thousands
	six months ended in March 31
	--------------------------------------
	2001 (Unaudited)	2000 (Unaudited)
	--------------------	--------------------
Cash Flows From Operating Activities:
Net loss	$(267)	$(702)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	63	116
Gain on sale of equipment	-	(3)
Equity in gain of affiliated company	(45)	(140)
Amortization of deferred compensation issuance of stock options to employees.		135
Minority interest in losses of subsidiary	-	(775)
Compensation due to conversion of minority interest loan in subsidiary	-	212
Change in operating assets and liabilities:
Decrease(Increase) in accounts receivable	134	(39)
Decrease (Increase) in inventories	(80)	93
Increase in accounts payable and accrued liabilities	17	274
Increase (decrease) in advances from customers	18	(66)
Increase (decrease) in accrued severance pay	(9)	16
	----------	----------
Net cash used in operating activities	(169)	(879)
	----------	----------
Cash flows From investing activities:
Purchase of property and equipment	(14)	(333)
Proceed from sale of equipment	-	3
Proceed from note receivable	-	70
Government participation in the purchase of property and equipment	52	-
	----------	----------
Net cash provide by (used in) investing activities	38	(260)

Cash flows from financing activities:

Proceeds from shareholders loan in subsidiary	-	1,143
Net changes in short-term bank overdraft facilities	-	67
Exercise of stock option	5	-
Receipt on account of subsidiary shares to minority	-	25
	----------	----------
Net cash provided by financing activities	5	1,235
Increase (decrease) in cash and cash equivalents	(126)	96
Cash and cash equivalents at the beginning of period	466	360
	----------	----------
Cash and cash equivalents at the end of period	$340	$456
	======	======

MICEL CORPORATION AND SUBSIDIARY CONSOLIATED STATEMENT OF CHANGE IN SHERHOLDERS DEFICIENCY FOR THE SIX MONTHS ENDED IN MARCH 31, 2001

Common stock
No. of shares	Value
	----------	-------	----------	----------	-------
Balance, September 30, 2000	6,289,880	$63	$8,457	$ (10,990)	$(2,470)

Exercise of stock options	8,000	-	5	-	5

Net loss	-	-	-	(267)	(267)
	----------	------	----------	----------	------
Balance,March 31, 2001	6,297,880	$63	$8,462	$ (11,257)	$ (2,732)
	======	===	======	======	===

MICEL CORP. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS (UNAUDITED)

1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet at March 31, 2001, the consolidated statements of operations loss for the six and three months ended March 31, 2001 and 2000, and the consolidated statements of cash flows for the six months ended March 31, 2001 and 2000, have been prepared by the Company, and are unaudited.

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

FINANCIAL CONDITION:

The company's operations in the six months of the fiscal year ending on September 30, 2001 ('Fiscal 2001') have been financed principally from revenues from sales and from research and development grants.

The Company has $60,756 performance guarantees pursuant to contracts with customers. It is secured by liens on certain of Microkim's property and equipment, share capital and insurance rights, and by a secured interest in all of Microkim's assets.

In the six months ended March 31, 2001 net cash and cash equivalents decreased by $126,000 as a result of $169,000 used in operating activities offset by $38,000 provided by investing activities and $5,000 from exercise of stock option.

RESULTS OF OPERATIONS

Six months ended March 31, 2001 compared to the six months ended March 31, 2000.

Sales in the six months ended March 31, 2001 were $728,054 as compared with $1, 736,431 in the six months ended March 31, 2000. The decrease in sales compared to the sales in the six months ended March 31,2000 resulted from the completion of a certain products that were delivered in the six months ended March 31,2000 and due to the influence of crisis in the market. Sales in the six months ended March 31, 2001 included $728,054 sales by Microkim and no revenues recognized by RadioTel. Sales in the six months ended March 31,2000 included $1,430,950 and $305,481 revenues recognized by Microkim and RadioTel, respectively.

Cost of sales in the six months ended March 31, 2001 was 86% of sales or $627,033 as compared with 64% or $1,110,980 in the same period in 2000. The increase in cost of sales was due to the type of products that were delivered in the 2000 period which has a lower cost of sale than those delivered in the 2001 period. The cost of sales fluctuates for all the products.

Gross research and development expenses were $174,700 in the six months ended March 31,2001 and $903,975 in the same period in 2000.The decrease in the research and development expenses was due to the fact that the research and development expenses of RadioTel were included in the consolidated statements for the six months ended March 31,2000 but not in the same period ended March 31,2001 since RadioTel has been accounted for under the equity method of accounting since March 27,2000. In the 2000 period the research and development expenses in Microkim were $151,059.

Sales expenses in the six months ended March 31, 2001 were $80,191 compared to $402,421 in the same period in 2000. The decrease in the sales expenses was due to the fact that the sales expenses of RadioTel were included in the consolidated statements for the six months ended March 31,2000 but not in the same period ended March 31,2001 since RadioTel has been accounted for under the equity method of accounting since March 27,2000. In the 2000 period the sales expenses in Microkim were $83,344.

General and administrative expenses in the six months ended March 31,2001 were $148,050 compared to $642,364 in the same period in 2000. The period in 2000 includes RadioTels expenses. The expenses of Microkim and Micel in the same period in 2000 were $130,506.

Financial expenses in the six months ended March 31, 2001 were $9,825 compared with $293,678 in the same period in 2000. In the same period in 2000 the expenses of the Company excluding the expenses of RadioTel were $28,173. The decrease was caused by the Company not using short-term bank overdraft facilities in the 2001 period.

Company's share in the income of its 50% held affiliate, Micel Wireless, for the first six months of fiscal year 2001, was $44,554 compared with the income of $140,122 in the first six months of fiscal 2000.

In the six months ended March 31, 2001, the Company reported a loss of $267,192. In the same period in 2000, the Company had a loss of $702,000. This decrease in the loss was due to losses of RadioTel that were included in the period in 2000.

The inventories at March 31, 2001, consisted of $469,839 raw materials and $286,266 work in process as compared to $384,882 raw materials and $290,300 work in process at September 30, 2000.

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

MICEL CORP.

Registrant Date: May 15,2001 By: /s/ Ron Levy

-------------------------------

President and

Chief Executive and Financial Officer